Form 10-Q
period 2026-03-31
Yesway, Inc.
filed 2026-06-02
CIK 1859836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 001-43243

Yesway, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-3446060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2301 Eagle Parkway

Fort Worth, TX

(Address of registrant’s principal executive offices)

76177

(Zip Code)

(682) 428-2400

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001	YSWY	The Nasdaq Global Select Market

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant had 31,185,562 shares of Class A common stock and 32,009,185 shares of Class B common stock outstanding as of June 1, 2026.

Yesway, Inc.

Index

		Page
Part I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	7
	Yesway, Inc.
	Condensed Balance Sheets as of March 31, 2026, and December 31, 2025 (Unaudited)	7
	Condensed Statements of Operations for the three months ended March 31, 2026, and March 31, 2025, (Unaudited)	8
	Condensed Statements of Changes in Redeemable Senior Preferred Membership Interests and Stockholder’s Equity (Unaudited) for the three months ended March 31, 2026, and March 31, 2025, (Unaudited)	9
	Condensed Statements of Cash Flows for the three months ended March 31, 2026, and March 31, 2025, (Unaudited)	10
	Notes to Financial Statements (Unaudited)	11
	BW Ultimate Parent, LLC and Subsidiaries
	Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025 (Unaudited)	17
	Condensed Consolidated Statements of Income for the three months ended March 31, 2026, and March 31, 2025, (Unaudited)	18
	Condensed Consolidated Statements of Changes in Redeemable Senior Preferred Membership Interests and Members’ Equity (Unaudited) for the three months ended March 31, 2026, and March 31, 2025, (Unaudited)	19
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026, and March 31, 2025, (Unaudited)	20
	Notes to Condensed Consolidated Financial Statements (Unaudited)	22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53
Item 4.	Controls and Procedures	54
Part II OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1.A.	Risk Factors	55
Item 2.	Unregistered Sales and Equity Securities and Use of Proceeds	55
Item 3	Defaults Upon Senior Securities	55
Item 4	Mine Safety Disclosures	55
Item 5.	Other Information	56
Item 6.	Exhibits	56
SIGNATURE		58

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some information in this Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, industry trends, business strategy and plans, and objectives of management for future operations, including, among others, expected growth, future capital expenditures, and debt service obligations. In some cases, you can identify forward-looking statements by terms, such as “may,” “will,” “would,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following:

●	changes in the global prices and availability of oil and petroleum products and general economic conditions that are out of our control, including interest rates;
●	our ability to successfully implement our rapid growth strategy;
●	our ability to maintain an adequate pipeline of suitable locations for new stores and manage the risks associated with new store development;
●	our ability to successfully recruit, hire, and retain qualified personnel;
●	our dependence upon market acceptance by consumers and our failure to offer products that meet our existing customers’ taste and attract new customers;
●	changes to wage regulations and other employment and labor laws;
●	changes in demand for fuel-based modes of transportation and advancements in technologies, such as hybrid and electric vehicles, that significantly reduce fuel consumption related to the public’s current general approach with regard to climate change and the effects of greenhouse gas emissions, among others;
●	our dependence on a limited number of suppliers for the majority of our gross fuel purchases and merchandise;
●	operational hazards and risks normally associated with marketing of petroleum products, as well as hazards and risks relating to the physical effects of weather and climate change;
●	changes to tobacco legislation, potential court rulings affecting the tobacco industry, campaigns to discourage smoking, increases in tobacco and nicotine products taxes, and wholesale cost increases of tobacco and nicotine products;
●	the significant influence that Brookwood Financial Partners, LLC continues to have over us, including control over decisions that require the approval of stockholders;
●	the Tax Receivable Agreement with the Continuing Equity Owners and Blocker Shareholders requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial; and
●	the other important factors discussed under “Risk Factors” in our final prospectus dated April 21, 2026, as filed with the SEC on April 23, 2026, pursuant to Rule 424(b) under the Securities Act of 1933 (the “Prospectus”) and in this Quarterly Report.

The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of any new information, future events, or otherwise.

CERTAIN DEFINITIONS

As used in this Quarterly Report, unless the context otherwise requires:

•“we,” “us,” “our,” the “Company,” “Yesway,” and similar references refer: (1) following the consummation of the Transactions, to Yesway, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including Ultimate Parent, and (2) prior to the completion of the Transactions, to Ultimate Parent and, unless otherwise stated, all of its direct and indirect subsidiaries.

•“Blocker Companies” refers to entities affiliated with Brookwood that were owners of LLC Interests in Ultimate Parent prior to the Transactions and are taxable as corporations for U.S. federal income tax purposes.

•“Blocker Shareholders” refers to entities affiliated with Brookwood, which entities were also the owners of the Blocker Companies prior to the Transactions and, exchanged their interests in the Blocker Companies for shares of our Class A common stock and rights under the Tax Receivable Agreement in connection with the consummation of the Transactions.

•“Brookwood” refers to our sponsor Brookwood Financial Partners, LLC, a Delaware limited liability company, certain funds affiliated with Brookwood Financial Partners, LLC and other entities over which Brookwood Financial Partners, LLC has voting control (including any such fund or entity formed to hold shares of Class A common stock for the Blocker Shareholders).

•“Brookwood Holders” refers to the entities designated as Brookwood Holders on the Schedule of Holders to the Registration Rights Agreement between the Company and such entities (the “Brookwood Members”), together with any Affiliate of the Brookwood Members, any of its Affiliate Transferees and any Affiliate Transferee of any of the foregoing.

•“Continuing Equity Owners” refers collectively to holders of LLC Interests and our Class B common stock (which include Brookwood and each of our executive officers, and their respective permitted transferees) who may exchange at each of their respective options (subject in certain circumstances to time-based vesting requirements and certain other restrictions), in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares shall be immediately cancelled)) for, at our election (as determined solely by a majority of our independent directors (within the meaning of the rules of the Nasdaq Stock Market) who are disinterested), cash or newly issued shares of our Class A common stock.

•“Final Payment” refers to our payment of $18.4 million to certain Continuing Equity Owners in connection with the IPO to satisfy certain contractual obligations of such entities.

•“IPO” refers to the initial public offering by Yesway, Inc. that was closed on April, 23, 2026.

•“LLC Interests” refers to the common units of Ultimate Parent, including those that we purchased with a portion of the net proceeds from the IPO.

•“Ultimate Parent” refers to BW Ultimate Parent, LLC.

•“Redeemable Senior Preferred Membership Interests” refers to the 150,000 redeemable, non-convertible, non-exchangeable senior preferred membership interests in Ultimate Parent issued and sold by Ultimate Parent to certain purchasers in December 2022 at a price of $980.00 per interest for gross proceeds of $147.0 million, which were redeemed in full in connection with the closing of our IPO.

•“Transactions” refer to certain organizational transactions the Company underwent in connection with the IPO.

EXPLANATORY NOTE

This Quarterly Report presents (i) the historical condensed consolidated financial information and data as of March 31, 2026, and December 31, 2025, and for the three months ended March 31, 2026, and March 31, 2025, of Yesway, Inc. and (ii) the historical condensed consolidated financial information and data as of March 31, 2026, and December 31, 2025, and for the three months ended March 31, 2026, and March 31, 2025, for BW Ultimate Parent, LLC.

Yesway, Inc. was incorporated in Delaware on April 23, 2021 to be the issuer for our IPO. All of our business operations are currently, and have historically been, conducted through Ultimate Parent and its subsidiaries.

As a result of the Transactions, which occurred in connection with the IPO, Yesway, Inc. consolidates Ultimate Parent. Accordingly, in future periodic reports, we will present the historical condensed consolidated financial information and data of Yesway, Inc., which will include the financial information and data of Ultimate Parent.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Yesway, Inc.

Condensed Balance Sheets (Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash	$1	$1
Total assets	$1	$1

Stockholder’s Equity
Common stock, $0.01 par value, 100 shares authorized, issued, and outstanding	$1	$1
Additional Paid-In Capital	205,418	157,872
Accumulated Deficit	(205,418)	(157,872)
Total Stockholder’s Equity	$1	$1

See accompanying notes to unaudited financial statements.

Yesway, Inc.

Condensed Statements of Operations (Unaudited)

Three Months Ended March 31,	2026	2025
Expenses:
General and administrative expenses	$47,546	$282
Total Operating Expenses	47,546	282
Net Loss	$(47,546)	$(282)
Net loss per share attributable to common stockholder - basic and diluted	$(475.46)	$(2.82)
Weighted-average common stock outstanding - basic and diluted	100	100

See accompanying notes to unaudited financial statements.

Yesway, Inc.

Condensed Statements of Changes in Stockholder’s Equity (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	100	$1	$78,419	$(78,419)	$1.0
Capital contribution	—	—	282	—	282
Net loss	—	—	—	(282)	(282)
Balance as of March 31, 2025	100	$1	$78,701	$(78,701)	$1

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	100	$1	$157,872	$(157,872)	$1
Capital contribution	—	—	47,546	—	47,546
Net loss	—	—	—	(47,546)	(47,546)
Balance as of March 31, 2026	100	$1	$205,418	$(205,418)	$1

See accompanying notes to unaudited financial statements.

Yesway, Inc.

Condensed Statements of Cash Flows (Unaudited)

Three Months Ended March 31,	2026	2025
Cash Flows from Operating Activities:
Net loss	$(47,546)	$(282)
Net Cash Used in Operating Activities	(47,546)	(282)
Cash Flows from Financing Activities:
Capital contribution	47,546	282
Net Cash Provided by Financing Activities	47,546	282
Net Change in Cash	—	—
Cash at Beginning of Year	1	1
Cash at End of Year	$1	$1

See accompanying notes to unaudited financial statements.

Yesway, Inc.

Notes to Condensed Financial Statements (Unaudited)

1.	Business

Yesway, Inc. (the “Company”) was incorporated in Delaware on April 23, 2021. Pursuant to a reorganization into a holding company structure, the Company is a holding company, and its principal asset is a controlling equity interest in BW Ultimate Parent, LLC (“Ultimate Parent”) as of the closing of its initial public offering (the “IPO”). As the sole managing member of Ultimate Parent, the Company will operate and control all of the business and affairs of Ultimate Parent and, through Ultimate Parent and its subsidiaries, conduct its business. The accompanying unaudited condensed financial statements and notes are as of March 31, 2026, and do not reflect the reorganization of the Company which occurred pursuant to the IPO as described in Note 8 – Subsequent Events.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations and should be read in conjunction with the Company’s latest audited annual financial statements.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, and December 31, 2025, and its results of operations for the three months ended March 31, 2026, and March 31, 2025, and cash flows for the three months ended March 31, 2026, and March 31, 2025.

Based on the Company’s expense sharing arrangement with Ultimate Parent (see Note 6), the funds provided under that arrangement will be sufficient to fund anticipated operating expenses for at least twelve months from the date on which the financial statements were available for issuance.

Cash

All cash was cash on hand and is carried in the financial statements at amounts which approximates its fair value.

Net Loss per Share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholder by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is calculated by increasing the denominator by the weighted-average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options, unless their effect on net loss per share is antidilutive.

Income Taxes

The Company is treated as a subchapter C corporation and, therefore, is subject to both federal and state income taxes. Ultimate Parent continues to be recognized as a limited liability company, a pass-through entity for income tax purposes.

The Company has had no income tax expense due to operating losses incurred since inception. ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on this, the Company has provided a valuation allowance for the full amount of the net deferred tax assets as the realization of the deferred tax assets is not determined to be more likely than not.

Yesway, Inc.

Notes to Condensed Financial Statements (Unaudited)

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of March 31, 2026, and December 31, 2025, the Company has not recorded tax reserves associated with any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income. As of March 31, 2026, and December 31, 2025, the Company had no reserves for uncertain tax positions.

The Company’s federal income tax returns for the years ended December 31, 2022, to December 31, 2025, remain open and are subject to examination by the Internal Revenue Service and state taxing authorities.

Accounting Pronouncements Adopted During the Current Year

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard relates to estimating credit losses under CECL for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. The standard does not apply to other types of accounts receivable and loans. The standard provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. If elected, the practical expedient must be applied consistently to all eligible current accounts receivable and current contract assets. The Company adopted this standard on January 1, 2026, on a prospective basis. There was no impact on the Company’s financial statements or footnote disclosures as a result of adopting the practical expedient.

Recently Issued Accounting Pronouncements - Not yet Adopted

In December 2025, the FASB issued ASU 2025-11, Interim Reporting. The standard clarifies interim disclosure requirements and requires entities to disclose events since the end of the last annual reporting period that have had a material impact on the entity. The new guidance will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and is to be adopted on a prospective basis. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is currently evaluating ASU 2025-11 to determine its impact on financial and footnote disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general, and administrative, and research and development). The amendments will require public entities or private companies that are in the process of going public to disclose specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The new standard is effective for the Company’s annual periods beginning January 1, 2027, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this standard to determine its impact on the financial statements and footnote disclosures.

Yesway, Inc.

Notes to Condensed Financial Statements (Unaudited)

3.	Income Taxes

A reconciliation of the U.S. statutory rate to the effective tax rate is as follows:

	2026		2025
Three Months ended March 31,	Amount	Rate	Amount	Rate
U.S. federal statutory rate	$(9,985)	(21.0)%	$(59)	(21.0)%
Changes in valuation allowances	9,985	21.0%	59	21.0%
Effective tax	$—	—%	$—	—%

Deferred income tax assets consisted of:

	March 31, 2026	December 31, 2025
Capitalized start-up costs	$43,138	$16,527
Total deferred tax assets before valuation allowance	43,138	16,527
Valuation allowance	(43,138)	(16,527)
Net deferred tax asset	$—	$—

4.	Stockholder’s Equity

As of March 31, 2026, the authorized capital stock included 100 shares of common stock, $0.01 par value. On April 23, 2021, the Company issued 100 shares of common stock for one dollar, all of which were acquired by an affiliate.

5.	Net Loss per Share

For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock, and unvested performance stock units are considered to be common stock equivalents. There were no such instruments outstanding. As a result, diluted net loss per share is equal to basic net loss per share.

6.	Related Party Transactions

The Company has entered into an expense sharing agreement with Ultimate Parent whereby Ultimate Parent has agreed to pay for general and administrative expenses of the Company. During the three months ended March 31, 2026, and March 31, 2025, Ultimate Parent incurred the Company’s audit, tax compliance expenses, and bank fees in the aggregate amount of $47,546 and $282, respectively. The Company recorded general and administrative expenses in the accompanying statements of operations and additional paid in capital in the accompanying statements of stockholder’s equity for these constructive cash receipts and capital contributions.

As of March 31, 2026, the Company’s sole stockholder served as a manager of Ultimate Parent’s Board of Managers.

7.	Segment Information

The Chief Operating Decision Maker (CODM) is the Chairman and Chief Executive Officer. The CODM reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM evaluates performance using net income or loss, as reported in the Company’s accompanying statements of operations to manage the business. The CODM also reviews significant expenses, which are consistent with those reported on the statements of operations. The measure of segment assets is reported on the balance sheets as total assets.

Yesway, Inc.

Notes to Condensed Financial Statements (Unaudited)

8.	Subsequent Events

Transactions

The Company and Ultimate Parent completed a series of transactions (“Transactions”), including the following:

●	The Company’s certificate of incorporation was amended and restated to, among other things, (i) create a class of common stock designated as Class A common stock with voting and economic rights, (ii) reclassify the existing shares of common stock into shares of Class A common stock, and (iii) create a class of common stock designated as Class B common stock, with voting rights but no economic rights.
●	The Company acquired the Blocker Companies (the “Blocker Mergers”) and issued to the Blocker Shareholders 15,085,561 shares of Class A common stock of the Company, and the Blocker Companies merged with and into Yesway, Inc.’s wholly owned merger subsidiaries, with Yesway, Inc.’s merger subsidiaries surviving;
●	The Company issued 32,009,185 shares of Class B common stock to the continuing equity owners of Ultimate Parent (the “Continuing Equity Owners”), which is equal to the number of LLC Interests held directly or indirectly by such Continuing Equity Owners immediately prior to the IPO; and
●	The Ultimate Parent limited liability agreement was amended and restated to, among other things, (i) recapitalize all existing ownership interests in the Ultimate Parent into a single class of common units (“LLC Interests”), (ii) exchange all of the then existing membership interests of the holders of Ultimate Parent into LLC Interests, and (iii) appoint the Company as the sole managing member of Ultimate Parent upon its acquisition of LLC Interests.

IPO

On April 23, 2026, the Company completed an initial public offering by issuing 14,000,000 shares of Class A common stock (as defined below) at a price to the public of $20.00 per share. On April 27, 2026, the Company completed the sale of 2,100,000 shares of Class A common stock following the underwriters’ exercise in full of their overallotment option. From the IPO, including the exercise of the underwriters’ overallotment option, the Company received $301,070,000 in proceeds, net of underwriting discounts and commissions, which was used to purchase an aggregate of 16,100,000 LLC Interests of Ultimate Parent and Ultimate Parent utilized $251,523,545 of the net proceeds it received from the sale of LLC Interests to the Company to fully redeem the Redeemable Senior Preferred Membership Interests and additionally made a payment of $20,000,000 on its Revolving Credit Facility.

Amended and Restated Certificate of Incorporation

The Company’s Amended and Restated Certificate of Incorporation (which was filed with the Secretary of State of the State of Delaware on April 21, 2026) provides for among other things, the (i) authorization of 500,000,000 shares of Class A common stock, with a par value of $0.0001 per share (“Class A common stock”); (ii) authorization of 150,000,000 shares of Class B common stock, with a par value of $0.0001 per share (“Class B common stock”); (iii) authorization of 10,000,000 shares of preferred stock, with a par value of $0.0001 per share (“Preferred Stock”) that may be issued from time to time by the Company’s Board of Directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered terms.

Yesway, Inc.

Notes to Condensed Financial Statements (Unaudited)

Holders of Class A common stock and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters which stockholders generally are entitled to vote. Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions in excess of par value upon the liquidation, dissolution, or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by existing LLC Interest owners and their permitted transferees and the number of shares of Class B common stock held by existing LLC Interest owners and their permitted transferees. Shares of Class B common stock will be canceled on a one-for-one basis if an existing LLC Interest owner elects to redeem their LLC Interests in exchange for, at the Company’s election, newly issued shares of Class A common stock or cash.

The Company must, at all times, maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

Tax Receivable Agreement

In connection with the IPO, Yesway, Inc. entered into a Tax Receivable Agreement (the “TRA”) with the Ultimate Parent, the Continuing Equity Owners and the Blocker Shareholders (together with the Continuing Equity Owners, the “TRA Participants”), pursuant to which Yesway, Inc. is obligated to pay the TRA Participants 85% of certain tax benefits, if any, in U.S. federal, state, and local income tax that Yesway, Inc. realizes (or, in some circumstances, is deemed to realize) as a result of (1) Yesway, Inc.’s allocable share of the existing tax basis of Ultimate Parent’s assets, which tax basis was attributable to the LLC Interests acquired in connection with the IPO and Blocker Mergers; (2) increases in Yesway, Inc.’s allocable share of the tax basis of Ultimate Parent’s assets resulting from (a) future redemptions or exchanges of LLC Interests for Class A common stock or cash and (b) certain distributions (or deemed distributions) by Ultimate Parent; (3) Yesway, Inc.’s allocable share of the existing tax basis of Ultimate Parent’s assets at the time of any redemption or exchange of LLC Interests, which tax basis is attributable to the LLC Interests being redeemed or exchanged and acquired by Yesway, Inc.; (4) certain tax attributes of the Blocker Companies acquired by Yesway, Inc. in the Blocker Mergers; and (5) certain additional tax benefits arising from payments made under the Tax Receivable Agreement.

2026 Equity Incentive Plan

In connection with the IPO, Yesway, Inc. adopted the 2026 Incentive Award Plan (the “2026 Plan”). The 2026 Plan provides for the issuance of up to 7,331,369 shares of Class A common stock for equity-based awards, as adjusted in accordance with the terms of the plan, and includes an annual increase on January 1 of each calender year beginning January 1, 2027, and ending on and including January 1, 2036, equal to the lesser of (i) 4% of the aggregate number of shares of Class A common stock and Class B common stock outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (ii) such smaller number of Shares as determined by the board of directors.

The 2026 Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to eligible employees, officers, non-employee directors and other service providers of Yesway, Inc. and its subsidiaries. The 2026 Plan is administered by the Yesway, Inc.’s board of directors or a committee thereof and provides for customary limitations, including an annual compensation limit applicable to non-employee directors.

The Company granted 3,628,000 time-based and market-based restricted stock units (“RSUs”) to certain of its directors and officers at the IPO grant date fair value of $20.00 per share with an aggregate fair value of $72,560,000 vesting over one to three years.

Yesway, Inc.

Notes to Condensed Financial Statements (Unaudited)

Registration Rights Agreement

In connection with the IPO, the Company entered into a Registration Rights Agreement (“RRA”) with certain of the Continuing Equity Owners, including the Brookwood Holders. The RRA provides that the Company will, upon request by the Brookwood Holders following the Company's eligibility to file on Form S-3, use its reasonable best efforts to file a shelf registration statement on Form S-3 and cause it to become effective. The RRA also provides the Brookwood Holders the right to initiate demand registrations (subject to a $50.0 million minimum anticipated net aggregate offering price) and underwritten shelf take-downs (subject to the same minimum for marketed offerings and a $15.0 million minimum for non-marketed offerings). In addition, the RRA provides for customary “piggyback” registration rights.

Stockholders Agreement

In connection with the IPO, the Company entered into a Stockholders Agreement (“Stockholders Agreement”) with the Brookwood Parties (as defined in the Stockholders Agreement). Pursuant to the Stockholders Agreement, the Brookwood Parties are entitled to nominate a specified number of up to four directors to the Company’s Board of Directors, so long as the Brookwood Parties beneficially own shares of voting stock representing, in the aggregate, a certain percentage of our then outstanding stock. The Stockholders Agreement also provides that, until the Brookwood Parties no longer beneficially own shares of voting stock representing, in the aggregate, at least 20% of the voting power of our then-outstanding voting stock, certain significant corporate actions taken by the Company or its subsidiaries will require the prior written consent of the Brookwood Parties.

The Brookwood Parties directly and indirectly owns 72.6% of the economic and voting interests in Ultimate Parent. Accordingly, the Company will consolidate the financial results of Ultimate Parent and report a non-controlling interest in the Company’s consolidated financial statements related to the interest held by the existing Ultimate Parent owners.

BW Ultimate Parent, LLC and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$56,472	$36,592
Accounts receivable, net of allowance for credit losses of $138 and $147 as of March 31, 2026, and December 31, 2025, respectively	32,213	24,538
Inventories	88,282	83,171
Prepaid expenses	5,183	6,158
Other current assets	18,500	13,235
Total current assets	200,650	163,694

Property and equipment, net	860,351	868,559
Intangible assets	280,946	280,946
Goodwill	277,996	277,996
Operating lease right-of-use assets, net	338,635	332,655
Finance lease right-of-use assets, net	1,902	1,931
Assets held for sale	16,599	16,501
Other assets	11,692	6,892
Total assets	$1,988,771	$1,949,174

Liabilities, redeemable senior preferred membership interests, and members’ equity
Current liabilities:
Current maturities of debt	4,100	4,100
Current maturities of financing obligations	2,065	2,034
Current maturities of operating lease liabilities	5,456	5,417
Current maturities of finance lease liabilities	69	68
Due to affiliates	58	46
Accounts payable	98,805	72,964
Accrued expenses and other current liabilities	41,961	49,072
Total current liabilities	$152,514	$133,701

Debt, net of current maturities, debt discount, and debt issuance costs	418,163	428,211
Financing obligations, net of current maturities, debt discount, and debt issuance costs	223,002	222,851
Operating lease liabilities, net of current maturities	323,080	316,451
Finance lease liabilities, net of current maturities	2,162	2,180
Asset retirement obligations	10,272	10,096
Liabilities held for sale	1,422	1,422
Other noncurrent liabilities	10,981	11,465
Total liabilities	$1,141,596	$1,126,377

Commitments and contingencies (Note 11)

Redeemable senior preferred membership interests (150,000 shares authorized and outstanding, redemption value of $249,287 and $239,628 and liquidation preference amount of $249,287 and $239,628 as of March 31, 2026, and December 31, 2025, respectively)	249,287	239,628

Members’ equity
Members’ capital	596,789	582,070
Non-controlling interest	1,099	1,099
Total members’ equity	597,888	583,169
Total liabilities, senior preferred membership interests, equity, and members’ equity	$1,988,771	$1,949,174

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BW Ultimate Parent, LLC and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands)

Three months ended March 31,	2026	2025
Revenues (a)	$683,630	$600,318

Expenses:
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	529,215	480,452
Salaries and employee benefits	49,712	49,096
Selling, general, and administrative expenses	46,357	45,798
Depreciation, amortization, and accretion	15,988	15,517
(Gain) loss on disposal of assets	(86)	(745)
Total operating expenses	641,186	590,118
Income from operations	42,444	10,200
Other expense
Interest expense, net	12,208	14,534
Change in fair value of derivative liability	—	1,300
Total other expense, net	12,208	15,834

Income before income tax expense	30,236	(5,634)
Income tax expense	—	—
Net income (loss)	30,236	(5,634)

Net income attributable to non-controlling interest	—	—

Net income (loss) attributable to BW Ultimate Parent, LLC	$30,236	$(5,634)

(a) Includes excise taxes of approximately:	$58,973	$54,317

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BW Ultimate Parent, LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Senior Preferred Membership Interests and Members’ Equity (Unaudited)

(dollars in thousands)

	Redeemable Senior Preferred		Members’	Non-controlling	Total Members’
	Membership Interests		Capital	Interest	Equity
	Units	Amount
Balance as of December 31, 2024	150,000	$203,839	$573,654	$1,076	$574,730
Distributions	—	—	(2,367)	(26)	(2,393)
Accretion	—	8,394	(8,394)	—	(8,394)
Net Loss	—	—	(5,634)	—	(5,634)
Balance as of March 31, 2025	150,000	$212,233	$557,259	$1,050	$558,309

	Redeemable Senior Preferred		Members’	Non-controlling	Total Members’
	Membership Interests		Capital	Interest	Equity
	Units	Amount
Balance as of December 31, 2025	150,000	$239,628	$582,070	$1,099	$583,169
Distributions	—	(743)	(5,115)	—	(5,115)
Accretion	—	10,402	(10,402)	—	(10,402)
Net Income	—	—	30,236	—	30,236
Balance as of March 31, 2026	150,000	$249,287	$596,789	$1,099	$597,888

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BW Ultimate Parent, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

Three months ended March 31,	2026	2025
Cash flows from operating activities
Net income (loss)	$30,236	$(5,634)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion expense	15,988	15,517
Amortization of right-of-use assets	2,822	1,952
Amortization of deferred financing cost	1,101	1,049
Allowance for credit losses	9	4
Gain on disposal of assets	(86)	(745)
Change in fair value of derivative liability	—	1,300
Changes in operating assets and liabilities, net
Accounts receivables	(7,684)	(2,134)
Inventories	(5,111)	3,410
Prepaid expenses	975	(940)
Other current assets - BTS	(5,149)	5,110
Other current assets - Other	(116)	(9)
Other assets	(1,807)	—
Account payable - Fuel	27,716	(2,953)
Account payable - Other	(2,277)	(240)
Accrued expenses and other current liabilities	(6,444)	(1,547)
Lease liabilities	(1,337)	(1,043)
Other noncurrent liabilities	(483)	474
Net cash provided by operating activities	48,353	13,571

Cash flows from investing activities
Purchase of property and equipment	(10,967)	(26,329)
Acquisition of intangible assets	—	(715)
Proceeds from sale of assets	—	916
Other investing activities	(2,525)	(47)
Net cash used in investing activities	(13,492)	(26,175)

Cash flows from financing activities
Proceeds from revolver	—	15,000
Repayment of revolver	(10,000)	—
Repayment of borrowings from term loan	(1,025)	(1,025)
Cash paid for debt issuance costs	(100)	—
Proceeds from financing obligation	2,489	—
Repayment of financing obligation with lessors	(470)	(468)
Repayment of financing leases	(17)	(16)
Distributions to redeemable senior preferred membership interests	(743)	—
Distributions to members	(5,115)	(2,393)
Net cash (used in) provided by financing activities	(14,981)	11,098

Increase (decrease) in cash and cash equivalents	19,880	(1,506)

Cash and cash equivalents, beginning of period	36,592	32,720

Cash and cash equivalents, end of period	$56,472	$31,214

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BW Ultimate Parent, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

Three months ended March 31,	2026	2025
Cash paid for:
Interest, net of amounts capitalized	$11,807	$13,393
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fixed asset purchases in Accounts payable - Other	$4,108	$8,089
Fixed asset purchases in Accrued expenses and other current liabilities	$1,144	$2,854
Right-of-use assets acquired by assumption of operating leases	$9,024	$28,813
Remeasurement of lease liabilities and Right-of-use assets	$—	$212
Asset retirement obligations capitalized in fixed assets	$16	$131
Accretion of Redeemable senior preferred membership interests	$10,402	$8,394

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

1.	Description of Business

BW Ultimate Parent, LLC and its subsidiaries (the “Company”) operates 449 convenience stores in nine states. The Company’s convenience stores offer a broad selection of merchandise, fuel, and other products and services designed to appeal to the convenience needs of the Company’s customers. Since inception, the Company has grown through acquisition and construction of new stores. The Company has funded its operations, acquisitions, and construction costs primarily with proceeds from funds raised by the Company and its members, the issuance of redeemable senior preferred membership interests, financing from build-to-suit landlords, as well as credit facilities from its banks. The Company believes that its existing cash and cash equivalents, availability under its revolving line of credit, and cash flow from operations will be sufficient to fund its operations for at least one year from the issuance date of these accompanying unaudited Condensed Consolidated Financial Statements. The accompanying unaudited condensed financial statements and notes are as of March 31, 2026, and do not reflect the reorganization of the Company which occurred pursuant to the IPO as described in Note 14 – Subsequent Events.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations and should be read in conjunction with the Company’s latest audited annual financial statements.

In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, and December 31, 2025, and its results of operations for the three months ended March 31, 2026, and March 31, 2025, and cash flows for the three months ended March 31, 2026, and March 31, 2025.

Principles of consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries and its majority owned subsidiaries. All of the Company’s subsidiaries are wholly owned with the exception of RE Energy Company, LLC (“RE Energy”), which has a non-controlling interest with the right to receive distributions related to a patronage program of RE Energy’s fuel distributor. All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Among the estimates made by management are (i) estimated fair value of assets and liabilities acquired in a business combination or asset acquisition and identification of goodwill and intangible assets, (ii) assumptions used to evaluate goodwill, (iii) assumptions used to evaluate property and equipment and intangible assets for impairment, (iv) assumptions used to determine the fair value of leased properties, (v) accruals and contingent liabilities, and (vi) fair value of derivatives.

Although the Company believes its estimates are reasonable, actual results could differ from these estimates.

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and investments with original maturity dates of three months or less at the time of purchase to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value.

Accounts receivable and allowance for credit losses

Below is a summary of the receivable values at March 31, 2026, and December 31, 2025, with a beginning balance at January 1, 2025, for the amount of $22,128:

	March 31, 2026	December 31, 2025
Trade accounts receivable	$31,282	$23,707
Lottery accounts receivable	725	684
Other accounts receivable	344	294
Allowance for credit losses	(138)	(147)
Accounts receivable, net	$32,213	$24,538

At March 31, 2026, and December 31, 2025, all of the Company’s accounts receivable were classified as current assets and there were no non-standard payment terms.

Inventories

Inventories primarily consist of merchandise in the Company’s stores and fuel. Merchandise is stated at the lower of cost or market using the average retail method. Fuel inventories use a weighted-average cost using the first-in, first-out method for fuel. The Company also carries supply and equipment parts inventory necessary to keep store facilities and equipment in working order.

In order to assure valuation at the lower of cost or market for merchandise, the retail value of inventory is adjusted on a consistent basis to reflect current market conditions. These adjustments include increases in the retail value of inventory for initial markups to set the selling price of goods or additional markups to adjust pricing for inflation and decreases to the retail value of inventory for markdowns associated with promotional, seasonal, or other declines in the market value.

Because these adjustments are made on a consistent basis and are based on current prevailing market conditions, they approximate the carrying value of the inventory at market. Therefore, after applying the cost to retail ratio, the cost value of inventory is stated at the lower of cost or market.

Inventories consist of the following:

	March 31, 2026	December 31, 2025
Fuel	$26,612	$21,097
Merchandise	61,670	62,074
Total inventories	$88,282	$83,171

Because the approximation of market under the retail inventory method is based on estimates such as markups, markdowns, and inventory losses (shrink), there exists an inherent uncertainty in the final determination of inventory cost and gross margin. In order to mitigate that uncertainty, the Company performs quarterly physical counts at all locations and has a formal review by product class which considers variables such as current market trends, seasonality, weather patterns, and age of merchandise to ensure that markdowns are taken currently, or a markdown reserve is established to cover future anticipated markdowns. This review also considers current pricing trends and inflation to ensure that markups are taken, if necessary.

The Company establishes inventory reserves to record its inventory at the lower of cost or net realizable value. A portion of the inventory reserves represent an amount for excess and slow-moving inventory on hand that is expected to be written

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

off or otherwise disposed of below cost at a future date. The Company’s estimate of the appropriate amount of the excess and slow-moving inventory reserve utilizes certain inputs and involves judgment. The inventory reserve was $950 at March 31, 2026, and December 31, 2025, which is included in Inventories in the accompanying unaudited Condensed Consolidated Balance Sheets.

Other current assets

The Company accounts for costs incurred for construction-in-progress under build-to-suit sale-leaseback arrangements (“BTS Arrangements”) within Other current assets in the accompanying Consolidated Balance Sheets. The costs consist primarily of payments made by the Company to purchase assets where the Landlords are the accounting owner. The costs are expected to be reimbursed by the Landlords throughout the construction period.

	March 31, 2026	December 31, 2025
BTS Arrangements - construction in progress	$15,501	$10,352
Other	2,999	2,883
Total other current assets	$18,500	$13,235

Property and equipment

Property and equipment are carried at cost, less accumulated depreciation, amortization, and accretion. Depreciation, amortization, and accretion are computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and other assets at leased locations are amortized over the shorter of the estimated useful lives of the assets or the term of the lease. Useful lives for assets are as follows:

Category	Range
Buildings and improvements	10-39 years
Equipment	5 years
Tanks	Lesser of lease term or 40 years
Leasehold improvements	Lesser of lease term or useful life

Impairment and disposal of long-lived assets

FASB ASC 360, Property, Plant and Equipment, addresses the reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. The Company has long-lived assets, primarily consisting of real property and improvements thereon, underground storage tanks, dispensing equipment, other personal property, and right-of-use assets. The Company evaluates intangible and tangible assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company monitors closed and underperforming stores for an indication that the carrying amount of assets may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value. Fair value is based on management’s estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties. The estimate is derived from offers, actual sale or disposition of assets subsequent to year end, and other indicators of fair value.

In determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for the Company is generally on a store-by-store basis.

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

Goodwill

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of businesses acquired. The Company performs an annual impairment test of its goodwill unless interim indicators of impairment exist. The testing of goodwill for impairment is performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment constitute a self-sustaining business, in which case testing is generally required to be performed at this level. The Company has determined that it has one operating segment and one reporting unit. The Company’s annual impairment testing date is October 1 of each fiscal year. US GAAP permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the quantitative impairment test. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. At March 31, 2026, the Company assessed qualitative factors and determined it was more likely than not that the fair value of the reporting unit exceeded the carrying value.

Assets Held for Sale

The Company classifies assets and liabilities as held for sale when the below conditions are satisfied:

●	Management has approved and committed to a plan to sell the assets or disposal group.
●	The asset or disposal group is available for immediate sale in its present condition.
●	An active program to locate a buyer and other actions required to complete the sale have been initiated.
●	The sale of the asset or disposal group is probable and expected to be completed within one year.
●	The asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value.
●	It is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The assets and liabilities are classified as non-current when proceeds are expected to be used to re-pay long-term debt. The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell and recognize any loss in the period in which the held for sale criteria are met. Gains are not recognized until the date of sale. The Company ceases depreciation and amortization of assets within a disposal group, upon their designation as held for sale and subsequently assesses fair value less any costs to sell at each reporting date until the asset or disposal group is no longer classified as held for sale.

Self-insurance reserves

The Company self-insures its health and dental benefits offered to its employees. To mitigate the risk of self-insured healthcare claims costs, the Company purchased stop-loss insurance that shifts the financial liability back to the insurance provider if specific claim and expense amounts are in excess of $200. The self-insurance reserve is determined actuarially at each quarter end based on claims filed and an estimate of claims incurred but not yet reported. At March 31, 2026, and December 31, 2025, self-insurance reserves of $2,111 and $3,904 respectively, are included in Accrued expenses and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. The Company recorded expenses totaling $3,235 and $2,008 related to self-insured health care claims during the three months ended March 31, 2026, and March 31, 2025, respectively, which are recorded in Selling, general, and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Income.

Self-insurance reserves were made for estimated liabilities associated with workers’ compensation and general liability. The reserve estimate is based on an actuarial evaluation of the Company’s history of claims, industry benchmark factors, and specific event analysis. At March 31, 2026, and December 31, 2025, self-insurance reserves of $5,729 and $5,550,

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

respectively, for workers’ compensation and general liability reserve on a discounted basis are included in Accrued expenses and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets.

Revenue recognition

Point in time

The Company recognizes retail sales of fuel and merchandise at the point in time of the sale to the customer when goods or services are exchanged for legal tender as the performance obligation has been satisfied. Sales taxes collected from customers and remitted to the government are recorded on a net basis in the accompanying unaudited Condensed Consolidated Financial Statements.

The Company evaluates whether it is a principal or an agent in a transaction to determine whether revenue should be recorded on a gross or a net basis. In performing this analysis, the Company considers first whether it controls the goods before they are transferred to the customers and if it has the ability to direct the use of the goods or obtain benefits from them. The Company also considers the following indicators: (1) the primary obligor, (2) the latitude in establishing prices and selecting suppliers, and (3) the inventory risk borne by the Company before and after the goods have been transferred to the customer. When the Company acts as principal, revenue is recorded on a gross basis. When the Company acts as an agent, revenue is recorded on a net basis. The Company recognizes commissions and other service fees on the sale of lottery and gaming products, at the point in time of the sale to the customer.

The following table disaggregates the Company’s revenue by major source for the three months ended March 31, 2026, and March 31, 2025:

Three months ended March 31,	2026	2025
Fuel sales	$464,305	$400,177
Inside merchandise sales	213,677	195,104
Other revenues	5,648	5,037
Total revenues	$683,630	$600,318

Deferred revenue – loyalty program

The Company offers customer loyalty programs whereby participants can earn rewards based on their spending or other promotional activities redeemable towards certain merchandise or fuel. These programs create a performance obligation which requires us to defer a portion of sales revenue to the loyalty program participants until they redeem their awards. Earned rewards expire after an account is inactive for between one month and one year, depending on the program. The Company determines the loyalty reward obligations based on the relative standalone selling price. Liabilities for unredeemed awards are accrued until redemption or expiration and, upon redemption and expiration, recorded as an adjustment to Other revenues.

Changes in the loyalty rewards program liability are included in Accrued expenses and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets were as follows:

March 31, 2026
Loyalty rewards liability, beginning balance	$3,456
Revenue deferred	1,641
Revenue recognized	(1,614)
Loyalty rewards liability, ending balance	$3,483

The Company expects all loyalty rewards outstanding as of March 31, 2026, to be recognized within one year.

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

Excise tax

Excise taxes of $58,973 and $54,317 on retail fuel sales are included in total revenues and cost of goods sold for the three months ended March 31, 2026, and March 31, 2025, respectively.

Cost of goods sold (exclusive of depreciation and amortization)

The Company includes all costs incurred to acquire motor fuel and merchandise, including excise taxes, the costs of purchasing, storing, and transporting inventory prior to delivery to customers as Cost of goods sold (exclusive of depreciation and amortization) in the accompanying unaudited Condensed Consolidated Statements of Income. All depreciation and amortization of Property and equipment amounts are included in Depreciation, amortization, and accretion expense in the accompanying unaudited Condensed Consolidated Statements of Income.

Fuel and merchandise vendor allowances and rebates

Fuel suppliers and merchandise vendors offer incentives and allowances in different forms. The Company accounts for these incentives and allowances under FASB ASC 705-20, Accounting for Consideration Received from Vendors.

Fuel supplier incentives and allowances may include a discount for prompt payment, temporary volume allowances, and other volume rebates. Prompt payment discounts from suppliers are based on a percentage of the purchase price of motor fuel and the dollar value of these discounts varies with motor fuel prices. These incentives and allowance are recorded as reduction to the cost of goods sold. The aggregate amounts recorded as a reduction to Cost of goods sold (exclusive of depreciation and amortization) in the accompanying unaudited Condensed Consolidated Statements of Income for fuel supplier incentives and allowances for the three months ended March 31, 2026, and March 31, 2025, were $428 and $374, respectively.

The Company receives payments for vendor allowances and volume rebates from various suppliers of convenience store merchandise. Vendor allowances for price markdowns are credited to the cost of goods sold during the period the related markdown is realized. Volume rebates of merchandise are recorded as reductions to the cost of goods sold when the merchandise qualifies for the rebate is sold. Slotting and stocking allowances received from a vendor are recorded as a reduction to the cost of goods sold over the period covered by the agreement.

The aggregate amounts recorded as a reduction to Cost of goods sold (exclusive of depreciation and amortization) in the accompanying unaudited Condensed Consolidated Statements of Income for merchandise vendor allowances and rebates for the three months ended March 31, 2026, and March 31, 2025, were $9,718 and $9,069, respectively.

Concentration of suppliers

The Company procures most of its fuel products under branded fuel supply agreements with two major oil companies. The supply agreements provide formula-based pricing and minimum volume commitments. For the three months ended March 31, 2026, and March 31, 2025, the Company’s branded fuel purchases totaled approximately 85% and 89%, respectively, and exceeded their minimum volume purchase commitments. The Company may also purchase unbranded fuel from other suppliers to supply unbranded sites. Fuel products are received at various fuel terminals throughout markets in which the Company operates and are transported to stores through common carriers. While the Company believes other fuel suppliers could supply product at similar or more favorable terms, there is a risk that an alternative supplier would not be immediately available or would not meet the current contracted pricing agreement, resulting in a material effect on the Company’s business, cost of goods sold, and results of operations.

The Company also purchased approximately 56% of general merchandise and supplies from three wholesale grocers during each of the three months ended March 31, 2026, and March 31, 2025. While the Company believes other wholesale grocers could supply general merchandise at similar or more favorable terms, there is a risk an alternative supplier would

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

not be immediately available or would not meet the current pricing resulting in a material effect on the Company’s business, costs of goods sold, and results of operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company invests a portion of its cash and cash equivalents with nonaffiliated institutions, which, at times, may exceed federally insured limits and which management believes to have strong credit ratings. The Company has not experienced any losses on its deposits of cash or cash equivalents. Federal insurance coverage was limited to $250 per depositor at each financial institution. As of March 31, 2026, and December 31, 2025, there were approximately $59,303 and $29,004, respectively, in accounts that were in excess of federally insured limits. Concentrations of credit risk with respect to accounts receivable are limited due to the credit worthiness of the Company’s credit card processors, vendors, tenants, and customers. Management regularly monitors the creditworthiness of its counterparties and believes that it has adequately provided for any exposure to expected credit losses.

Unit incentive plan

Employees of the Company are eligible to participate in the Unit Incentive Plan (the “Plan”). The Plan is designed as profit interests for plan participants (the “Plan Participants”) to share in any future appreciation of the Company after the Members receive the agreed upon distribution of $762,110, thereby aligning the interests of Plan Participants with those of the Company’s Members. The Company authorized the issuance of up to 2.5% Series P member interests (“Series P Interests”) for Plan Participants. Series P Interests are subject to vesting, repurchase rights upon cessation of employment, and other events defined within the Plan. Series P Interests vest over a 4-year period as long as the Participant has provided continuous employment, consulting, or other service to the Company, one of its Affiliates or an Affiliate through each vesting date.

Redeemable senior preferred membership interests

The Company accounts for members’ interest subject to possible redemption in accordance with the guidance in FASB ASC 480, Distinguishing Liabilities from Equity. The redeemable senior preferred membership interests are redeemable upon the occurrence of certain deemed liquidation events which are outside of the Company’s control and therefore are classified outside of permanent equity. The redeemable senior preferred membership interests are recorded net of issuance costs and discounts and are being accreted to their expected redemption amount using the effective interest method over the expected term of the instrument (effective interest rate of 17.2% as of March 31, 2026). The Company recorded accretion of $10,402 and $8,394 during the three months ended March 31, 2026, and March 31, 2025, respectively, which is considered a deemed dividend.

The redeemable senior preferred membership interests contain an embedded derivative which requires bifurcation and mark-to-market treatment each period with changes in fair value recognized in earnings in accordance with FASB ASC 815-15, Derivatives and Hedging – Embedded Derivatives.

The Company bifurcates embedded features from their host instruments and accounts for them as freestanding derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. (See also Note 9 Fair Value Measurements.)

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

Non-controlling interest

In the accompanying unaudited Condensed Consolidated Balance Sheets, the Company separately identifies the equity of a non-controlling partner of its subsidiary, RE Energy, which has the right to receive distributions related to a patronage program of RE Energy’s fuel distributor. Non-controlling interest is recognized as a component of equity in the accompanying unaudited Condensed Consolidated Balance Sheets and the net income attributable to the non-controlling interest is allocated in the accompanying unaudited Condensed Consolidated Statements of Income. Net income of $0 was allocated to non-controlling interest during both the three months ended March 31, 2026, and March 31, 2025.

Lease accounting

Leases are classified and reported in accordance with FASB ASC 842, Leases (“ASC 842”). The Company leases certain properties under non-cancellable leases whose base terms are typically 10 to 20 years and generally provide options that permit renewals for additional periods. The Company recognizes a right-of-use asset representing its right to use the underlying assets for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability are initially measured at the present value of the lease payments using the implicit rate in the lease agreement when it is readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate of debt over the term of the lease. The Company includes lease payments from renewal options in the measurement of its right-of-use assets and lease liabilities when the renewal options are reasonably certain of exercise. Minimum lease payments are expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably expected to be exercised. In addition to minimum lease payments, certain leases provide for fixed or indexed-based increases and may also include additional payments based on the Company’s sales volumes. The Company is typically responsible for payment of real estate taxes, maintenance expenses, and insurance related to the leased properties. All variable-based increases or additional lease expenses are expensed as incurred and not included in the Company’s recognized lease liabilities.

The Company has elected to account for each lease component and its associated non-lease components as a single component and has allocated the contract consideration across lease components only.

Additionally, for each of the Company’s real estate transactions involving the leaseback of the related property from the buyer or affiliates of the buyer, the Company determines whether these transactions qualify as sale and leaseback transactions under ASC 842. A transaction involving a sale and leaseback will be accounted for as a sale if the buyer-lessor obtains control of the asset unless the leaseback would be classified as a finance lease or unless an option for the Company to repurchase the asset would preclude accounting as a sale. The Company considers various inputs and assumptions in assessing whether transactions involving a sale and leaseback should be accounted for as a sale, including whether the buyer-lessor has the significant risks and rewards of ownership, lease renewal options, and whether a repurchase option exists. For these transactions, the Company considers various inputs and assumptions including, but not necessarily limited to, effective cost of funds, lease terms, renewal options, minimum lease payments, discount rates, economic life of the properties, the existence of a purchase option, and other rights and provisions in the purchase and sale agreement, lease, and other documentation to determine whether control has been transferred to the buyer or remains with the Company. A lease will be classified as direct financing if risks and rewards are conveyed without the transfer of control. Otherwise, the lease is treated as an operating lease.

In addition to the sale and leaseback transactions described above, the Company entered into BTS Arrangements for the construction of new stores. For BTS Arrangements, the Company may transfer land or partially constructed assets to the lessor and leaseback the underlying assets upon completion of construction. Only transactions for which the construction-in-progress asset is substantially similar to the completed asset leased back are in the scope of the sale and leaseback guidance. If the asset leased back is substantially different from that being sold, the transaction is assessed as a sale of a non-financial asset under FASB ASC 606, Revenue Recognition.

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

Under FASB ASC 842, BTS Arrangements require specific consideration to determine whether the Company is considered the accounting owner of the land and asset during the construction period. This determination requires the Company to evaluate whether the Company controls the land and assets being constructed, which includes having the ability to direct how and for what purpose the asset is used during the construction period, as well as bearing the majority of the risks and rewards of ownership. For these BTS Arrangements, the Company has determined the lessor has obtained control of the land during the construction period. Nonetheless, the Company remains the accounting owner of the land until lease commencement as sale treatment cannot be determined until the lease commences. Upon commencement of the lease, the Company applies the leaseback measurement guidance under ASC 842 described above.

Asset retirement obligations

The following is a roll forward of the asset retirement obligations at March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Balance at beginning of period	$10,096	$10,854
Accretion expense	160	635
Liabilities settled	—	(141)
Revisions in estimated cash flows	—	(178)
Liabilities incurred	16	348
Liabilities classified as held for sale	—	(1,422)
Balance at end of period	$10,272	$10,096

Segment reporting

The Company manages its business activities on a consolidated basis and operates as a single operating segment (the “Retail segment”). The Company primarily derives its revenue in the United States by operating convenience stores that offer a broad selection of merchandise, fuel, and other products and services designed to appeal to the convenience needs of the Company’s customers. The Company’s stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. The Chief Operating Decision Maker (“CODM”) is the Chairman and Chief Executive Officer. The CODM evaluates performance using Net income, as reported in the Company’s accompanying unaudited Condensed Consolidated Statements of Income. This metric is used to make operational and strategic decisions, prepare the Company’s annual plan, and allocate resources. The measurement of segment assets is reported in the accompanying unaudited Condensed Consolidated Balance Sheets as Total assets.

Accounting Pronouncements adopted during the current year

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard relates to estimating credit losses under CECL for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. The standard does not apply to other types of accounts receivable and loans. The standard provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. If elected, the practical expedient must be applied consistently to all eligible current accounts receivable and current contract assets. The Company adopted this standard on January 1, 2026, on a prospective basis. There was no impact on the Company’s financial statements or footnote disclosures as a result of adopting the practical expedient.

Recently Issued Accounting Pronouncements - Not yet Adopted

In December 2025, the FASB issued ASU 2025-11, Interim Reporting. The standard clarifies interim disclosure requirements and requires entities to disclose events since the end of the last annual reporting period that have had a

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

material impact on the entity. The new guidance will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and is to be adopted on a prospective basis. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is currently evaluating ASU 2025-11 to determine its impact on financial and footnote disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general, and administrative, and research and development). The amendments will require public entities or private companies that are in the process of going public to disclose specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The new standard is effective for the Company’s annual periods beginning January 1, 2027, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this standard to determine its impact on the financial statements and footnote disclosures.

3.	Assets and Liabilities Held for Sale

In the first quarter of 2025, the Company committed to a plan to sell a disposal group that includes all of its 29 operating Iowa and Kansas convenience stores. The assets and related liabilities were classified as held for sale as of March 31, 2025. These assets and liabilities were not considered significant to the Company and did not represent a strategic shift. As of March 31, 2026, the disposal group continued to meet the criteria to be classified as held for sale under ASC 360, “Property, Plant, and Equipment”. We expect to sell these stores by the end of 2026.

Held-for-Sale Criteria and Impairment

The assets and liabilities of the disposal group are classified as held for sale in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2026, and are measured at the lower of their carrying amount or fair value less costs to sell.

●	The Company has actively initiated a program to find a buyer and is marketing the property at a price reasonable in relation to its current fair value.
●	The sale is considered highly probable and is expected to be completed within one year. Management is committed to the plan, and it is unlikely that significant changes will be made or that the plan will be withdrawn.
●	Upon classification as held for sale, the Company ceased amortizing the long-lived assets.

The carrying amounts of the major classes of assets and liabilities included in the disposal group classified as held for sale are as follows:

	Carrying Amount	Carrying Amount
	as of	as of
Assets	March 31, 2026	December 31, 2025
Goodwill	$1,460	$1,460
Property and equipment, net	15,139	15,041
Total assets held for sale	$16,599	$16,501

	Carrying Amount	Carrying Amount
	as of	as of
Liabilities	March 31, 2026	December 31, 2025
Asset retirement obligations	$1,422	$1,422
Total liabilities held for sale	$1,422	$1,422

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

There was no impairment charge recorded for the three months ended March 31, 2026, and March 31, 2025, as the fair value exceeded carrying value.

4.	Property and Equipment

During the three months ended March 31, 2026, and March 31, 2025, the Company disposed of certain assets upon store closures for total proceeds of $0 and $916, respectively, resulting in a loss of $10 and gain of $550, respectively.

Property and equipment consist of the following:

	March 31, 2026	December 31, 2025
Land	$186,371	$182,433
Buildings and improvements	539,872	535,982
Equipment	221,340	216,717
Tanks	160,078	158,833
Construction in process	11,426	17,530
	1,119,087	1,111,495
Less: accumulated depreciation and amortization	(258,736)	(242,936)
Property and equipment, net	$860,351	$868,559

Depreciation and amortization expense was $15,799 and $15,377 for the three months ended March 31, 2026, and March 31, 2025, respectively.

5.	Leases

During the period ended March 31, 2026, and March 31, 2025, the Company entered into lease and disbursement agreements (the “BTS Arrangements”) with certain landlords. Under the BTS Arrangements, the Company identifies suitable parcels of land for convenience stores and such sites may be (i) initially owned by the Company and sold to the landlord, (ii) under a binding purchase and sale agreement which is then assigned to the landlord, or (iii) acquired by the landlord directly from a third-party. The Company prepares development, and construction plans which are approved by the landlord. The Company then engages and supervises third-party contractors to complete the construction of the stores which the landlord funds and legally owns. In some cases, the Company may begin construction prior to legal sale to landlord.

The landlords are expected to fund the majority of the overall construction costs and related improvements. Each individual lease commences upon the substantial completion of each store, and the rent commencement date is expected to occur simultaneously. The initial term of each lease is approximately 20 years with a Company option to extend for two additional four-year terms. The Company assessed the renewal options and has included periods in the lease term for which renewal is reasonably certain to be exercised. The Company pays base rent to the landlord in an amount determined based on the total costs funded by landlord and the base rent payments increase 2.0% annually. The Company has a right of first offer to purchase properties at a price determined by the landlord. The Company cannot exercise its right of first refusal without action first taken by the landlord. Thus, the Company does not control the asset, and the right of first refusal is not a repurchase option under ASC 606. During the term, the Company will also pay all operating expenses, taxes, and any other expenses payable under each lease.

During the three months ended March 31, 2026, the Company finished construction at one store under the BTS Arrangements, and the respective lease commenced and is included as components of the Company’s initial operating lease liabilities in the amount of $8,218, and initial Right-of-use assets in the amount of $8,333 in the accompanying unaudited Condensed Consolidated Balance Sheets. In addition, the Company had one in-process construction project under the BTS Arrangements, which is expected to be completed by the end of the second quarter of 2026.

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

Lease costs consist of the following:

The components of lease expenses, including base rent, variable lease costs primarily consisting of rent based on a percentage of sales and common area maintenance are included in the accompanying unaudited Condensed Consolidated Statements of Income as follows:

Three months ended March 31,	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$29	$29
Interest on lease liabilities	30	30
Operating lease cost	8,753	6,355
Variable lease cost	22	21
Short-term lease cost	8	5
Total lease costs, net	$8,842	$6,440

Weighted-average remaining lease terms and weighted-average discount rates for outstanding leases were as follows:

Three months ended March 31,	2026		2025
Operating cash outflows for finance leases	30		30
Operating cash outflows for operating leases	7,387		5,455
Financing cash outflows for finance leases	17		16
Weighted-average remaining lease-term - finance lease	17.1	years	18.0	years
Weighted-average remaining lease-term - operating lease	18.0	years	18.6	years
Weighted-average discount rate - finance lease	5.49%		5.48%
Weighted-average discount rate - operating lease	7.66%		7.62%

Future minimum payments under the finance leases and operating leases with initial or remaining terms of one year or more consist of the following as of March 31, 2026:

Years ending	Finance leases	Operating leases
2026 (remaining period)	$140	$22,626
2027	188	30,645
2028	189	30,640
2029	189	30,929
2030	198	31,493
Thereafter	2,591	483,067
Total minimum lease payments	3,495	629,400
Less: amount representing interest	(1,264)	(300,864)
Present value of net minimum lease payments	$2,231	$328,536

6.	Debt

On April 2, 2021, the Company entered into a credit facility which was subsequently amended on November 23, 2022 (the “2021 Credit Facility”). The 2021 Credit Facility includes a $410,000 term loan (the “2021 Term Loan”) with a seven-year maturity and a $150,000 revolver (the “2021 Revolver”) with a five-year maturity. The 2021 Credit Facility was further amended on May 26, 2023 (the “2023 Amendment”), to replace the benchmark interest rate from LIBOR to SOFR as of July 1, 2023, and to adopt other conforming changes. The Company elected to apply the optional expedient within FASB ASC 848, Reference Rate Reform, and determined that the 2023 Amendment was a debt modification in accordance with FASB ASC 470-50, Debt – Modifications and Extinguishments. There was no material impact to the accompanying unaudited Condensed Consolidated Financial Statements for these changes.

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

On May 30, 2025, the Company entered into an additional amendment to the Credit Facility with the Existing Revolver Lenders and extended the maturity date of the 2021 Revolver from April 2, 2026, to April 2, 2027 (the “First 2025 Credit Amendment”). On December 18, 2025, the Company entered into an additional amendment to the Credit Facility with the Existing Revolver Lenders (the “Second 2025 Credit Amendment” and together with the First 2025 Credit Amendment, the “2025 Credit Amendments”) and extended the maturity date of the 2021 Revolver from April 2, 2027, to April 2, 2028, lowered the interest rate by 25 basis points, and eliminated an upfront fee of 0.10% for each consenting Existing Revolving Credit Commitment. The Company determined the 2025 Credit Amendments to be debt modifications in accordance with FASB ASC 470-50. The fees associated with the 2025 Credit Amendments were immaterial.

As of March 31, 2026, the interest rate under the 2021 Term Loan is SOFR plus 275 basis points (7.28% as of March 31, 2026) and the interest rate under the 2021 Revolver is SOFR plus 275 basis points (6.17% as of March 31, 2026). Principal on the 2021 Term Loan is payable in quarterly installments of $1,025, with a balloon payment of the remaining outstanding balance due upon maturity in April 2028. Borrowings on the 2021 Revolver are due upon maturity in April 2028. As of March 31, 2026, the Company has $110,000 available for future borrowings under its 2021 Revolver facility, of which $3,127 is committed to undrawn letters of credit.

Debt components as of March 31, 2026, and December 31, 2025, are summarized as follows:

	March 31, 2026	December 31,2025
2021 Term Loan (effective interest rate of 8.46% and 9.11% as of March 31, 2026, and December 31, 2025, respectively)	$390,525	$391,550
2021 Revolver (effective interest rate of 6.37% and 7.63% as of March 31, 2026, and December 31, 2025, respectively)	40,000	50,000
Total debt	430,525	441,550
Less: debt discount and debt issuance costs	(8,262)	(9,239)
Less: current maturities of debt	(4,100)	(4,100)
Debt, net of current maturities, debt discount, and debt issuance costs	$418,163	$428,211

Scheduled principal payments of debts as of March 31, 2026, are as follows:

Years ending	Amount
2026 (remaining period)	$3,075
2027	4,100
2028	423,350
Total	$430,525

The 2021 Term Loan and 2021 Revolver are prepayable in accordance with the loan agreements without a prepayment penalty. In addition to contractually scheduled maturities, if certain excess free cash flow thresholds are achieved, as defined by the 2021 Credit Facility, and there is an outstanding balance on the 2021 Term Loan at the end of the respective calendar year, the Company will be obligated to prepay a certain amount of principal, as defined by the 2021 Credit Facility, within 125 days of the respective calendar year end. The 2021 Credit Facility is guaranteed by the Company. Under the 2021 Credit Facility, the Company is required to maintain compliance with certain financial and non-financial covenants. As of March 31, 2026, the Company was in compliance with its covenants.

Interest activity for debt for the periods presented is as follows:

Three months ended March 31,	2026	2025
Interest incurred	$8,998	$10,606
Less: Amounts capitalized	(425)	—
Interest expense	$8,573	$10,606

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

7.	Financing obligations, net

2019 Sale-leaseback transactions

In connection with a sale in 2019 of 76 retail gasoline stations and convenience stores, the Company entered into sale and leaseback transactions with two different buyer-lessors. The leases provide for the lease of land, buildings, structures, and other improvements on the land, exclusive of storage tanks and fuel equipment. The leases have a twenty-year base term with four successive options to renew the leases for a five-year period on the same terms, covenants, conditions, and rental as the primary non-revocable lease term. The leases have a triple-net structure, which requires the Company to pay substantially all costs associated with the Company’s properties that are subject to the leases, including real estate taxes, insurance, utilities, maintenance, and operating costs.

The sale did not meet the criteria for sale accounting as the leases would be classified as finance leases. As a result of not meeting the criteria for sale accounting for these sites, the sale-leaseback transactions are accounted for as a failed sale-leaseback financing obligation. As such, the property and equipment sold and leased back by the Company has not been derecognized and continues to be depreciated. When cash proceeds are exchanged, a failed sale-leaseback financing obligation is equal to the proceeds received for the assets that are sold and then leased back. Accordingly, the Company recognized a financing obligation of $236,894 based on proceeds from the sale. The value of the failed sale-leaseback financing obligations recognized in these transactions was determined to be the fair value of the leased real estate assets.

As the Company’s incremental borrowing rate at the time resulted in an ending financing obligation that was greater than the expected economic value of the leased property, the Company adjusted the interest rate to the effective yield of 6.2%, that, when applied to the minimum lease payments, produces a present value equal to the price. This will produce no gain or loss at the end of the lease term.

The rental payments under the lease are allocated between interest expense and principal repayment of the financing obligation using the effective interest method and amortized over the lease term. The failed sale-leaseback obligations will not be reduced to less than the net book value of the leased assets as of the end of the lease term.

In lieu of recognizing lease expenses for the lease rental payments, the Company incurs interest expense associated with the financing obligation. Interest expense of $3,857 and $3,831 was recorded for the three months ended March 31, 2026, and March 31, 2025, respectively. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $496 and $467 for the three months ended March 31, 2026, and March 31, 2025, respectively. The rent payable under the lease agreements escalates at the lesser of either 1.5% or 1.5x of the increase in the Consumer Price Index (“CPI”). The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the lease agreements. As the annual increases are considered contingent on what the change in CPI will be, the estimated future payments in the table below are not adjusted for minimum annual increases. Contingent payments and payments on account of CPI increases are recorded as interest expense as incurred. The Company incurred $1,276 in financing costs associated with these transactions which were capitalized and are being amortized over the life of the lease.

The components of the financing obligations associated with 2019 sale-leaseback transaction are summarized as follows:

	March 31, 2026	December 31, 2025
Net principal payments under financing obligations	$225,275	$225,771
Less: current maturities of financing obligations	(2,065)	(2,034)
Less: debt discount and debt issuance costs, net of accumulated amortization of $406 and $390 as of March 31, 2026, and December 31, 2025, respectively	(870)	(886)
Long-term Financing Obligation, net of amounts representing current maturities, debt discount, and debt issuance costs	$222,340	$222,851

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

Future minimum payments related to the financing obligations are summarized below:

Years ending	Amount
2026 (remaining period)	$12,832
2027	17,110
2028	17,110
2029	17,110
2030	17,110
Thereafter	503,415
Total	584,687
Less: imputed interest	(359,412)
Total	$225,275

Build-to-suit sale-leaseback arrangements (“BTS Arrangements”)

During the three months ended March 31, 2026, and year ended December 31, 2025, the Company entered into BTS Arrangements with buyer-lessors. These transactions resulted in the Company remaining the accounting owner of the land until lease commencement as sale treatment cannot be determined until lease commencement, which is generally upon construction completion and store opening. Accordingly, the proceeds received from the sale of land are recorded as financing obligations until the lease commences and sale treatment can be evaluated.

Classification of the leases as operating leases upon lease commencement permitted sale recognition, allowing the Company to derecognize the associated obligations. The Company recorded a gain on disposal of land under BTS Arrangements of $96 and a loss of $2 for the three months ended March 31, 2026, and March 31, 2025, respectively.

The components of financing obligation associated with BTS Arrangements are summarized as of March 31, 2026, and December 31, 2025, as follows:

	March 31, 2026	December 31, 2025
Beginning, financing obligation under BTS Arrangements	$—	$12,809
Add: Additional proceeds from BTS Arrangements, net of debt issuance costs	2,489	4,970
Less: Deferred closing costs	(26)	(231)
Less: Land considered sold upon commencement	(1,801)	(17,548)
Ending, financing obligation under BTS Arrangements	$662	$—

8.	Redeemable senior preferred membership interests and equity

Capital contributions and allocations

The Company has three classes of membership interests: Redeemable Senior Preferred Members, Common Members, and Series P Members. Redeemable Senior Preferred Members and Common Members have accounts that reflect initial and subsequent contributions, allocations of net income or loss, and distributions.

●	Redeemable Senior Preferred Members – Hold a preferred equity interest and are entitled to an annual fixed preferred return as noted in detail below, paid before any distributions to Common Members. Redeemable Senior Preferred Members have no voting rights but hold liquidation preferences. During the year ended December 31, 2022, the Company sold 150,000 units of Redeemable Senior Preferred Membership Interests with a stated value of $150,000 for aggregate gross cash proceeds of $147,000.
●	Common Members – Hold standard equity interests with full voting rights and share in the remaining profits and losses after Redeemable Senior Preferred Members receive their fixed returns.

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

●	Series P Members – Hold no equity interest but are entitled to profit interest based on the Unit Incentive Plan. Series P Members have no voting rights. Series P Interests may not exceed 2.5% of the total member interests outstanding. During the year ended December 31, 2020, the Company awarded all 2.5% Series P Interests. Series P Interests are granted at no cost to Plan Participants and consist of time-based vesting conditions. The value of the Series P Interests issued to Plan Participants was not material.

Profit and loss allocations

Net income is allocated among the members in a manner so as to cause the capital account of each member, immediately after such allocation and after taking into account actual distributions made during the period, to equal as nearly as possible (proportionately) the excess of (a) the distributions that would be made to such member, if, at the time of allocation, the Company sold all of its assets for cash equal to their book values, repaid all of its creditors, and distributed the remaining proceeds to the members in accordance with the provisions of the operating agreement over (b) such member’s share of minimum gain and member nonrecourse debt minimum gain, as determined immediately prior to the hypothetical sale of assets. For purposes of making allocations, all Series P Interests shall be treated as fully vested.

Distributions

Distributions are made as follows.

●	First, Redeemable Senior Preferred Members receive their accrued but unpaid preferred return. The holders of Redeemable Senior Preferred Membership Interests shall be entitled to receive, prior and in preference to the declaration or payment of any distribution on any other currently-outstanding membership interest, distributions when, as and if declared by the Board of Managers, payable quarterly on March 31st, June 30th, September 30th, and December 31st of each calendar year (each date a “Distribution Payment Date”), commencing on and including March 31, 2023, which distribution shall be paid in cash at a rate equal to 9.75% plus Term SOFR per annum on the then-current Liquidation Preference Amount (as defined below), which shall increase by 1.50% per annum on the second through seventh anniversaries of the issuance date. If not paid in cash on the Distribution Payment Dates, the distributions shall cumulate and compound quarterly at a rate equal to 10.50% plus Term SOFR, which shall increase by 1.50% per annum on the second through seventh anniversaries of the issuance date. As of March 31, 2026, the Company has $99,287 of cumulative distributions in arrears recorded at Redeemable Senior Preferred Membership Interests in the accompanying unaudited Condensed Consolidated Balance Sheets.
●	Second, Common Members receive distributions up to total contributions made.
●	Third, Series P Interest holders receive their percentage profit interest of such distributions, until such holder has received an aggregate amount of distributions equal to such holder’s aggregate Series P percentage of the sum of (i) the aggregate amount distributed to all Common Members for all time periods and (ii) the aggregate amount of distributions equal to such holder’s aggregate Series P percentage of the amounts distributed to all Members following the date on which the Series P Interest was granted.
●	Thereafter, the remainder is apportioned as follows: (i) each holder of Series P Interests shall be entitled to its aggregate Series P percentage of the balance; and (ii) each Common Member shall be entitled to its then-Common Membership percentage interest of the difference between the balance and the amount distributed to holders of Series P Interests.

Liquidation and transfer restrictions

Redeemable Senior Preferred Members have priority over Common Members in the event of liquidation, receiving their initial capital contributions plus any unpaid preferred returns before Common Members receive distributions. In the event of any voluntary or involuntary liquidation event, dissolution, winding up of the Company, each holder of the outstanding Redeemable Senior Preferred Membership Interests will be entitled to receive a preferential payment equal to the stated value ($1,000 per share) plus the aggregate amount of all accrued, accumulated and unpaid distributions (the “Liquidation

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

Preference Amount”), prior and in preference to any distributions to other members. As of March 31, 2026, the Company has a Liquidation Preference Amount equal to the Redemption value amount of $249,287. Redeemable Senior Preferred Members have no conversion or exchange rights. Transfers of Common Member Interests and Series P Interests require written approval by the Board, except for certain permitted transfers specified in the operating agreement.

Redemption

The Company, may at any time, redeem the whole or any part of the outstanding Redeemable Senior Preferred Membership Interests at a redemption price based on the greater of (i) the product of (a) 1.30 multiplied by (b) the aggregate purchase price of such interests being redeemed less any distributions previously paid in cash and (ii) the Liquidation Preference Amount (the “Redemption Amount”). In addition, the Redeemable Senior Preferred Membership Interests are redeemable upon the occurrence of (i) any change of control of the Company, (ii) the consummation of a qualified IPO or (iii) any insolvency event, at the Redemption Amount. Common Members and Series P Members do not have redemption rights.

9.	Fair value measurements

The Company follows the provisions of FASB ASC 820 Fair Value Measurement (“ASC 820”), which defines fair value and establishes a hierarchy for inputs used in measuring fair value that maximize the use of observable inputs and minimize the use of unobservable inputs, requiring that inputs that are most observable be used when available. Observable inputs are inputs that market participants operating within the same marketplace as the Company would use in pricing the Company’s assets or liability based on independently derived and observable market data. Unobservable input cannot be sourced from a broad active market in which assets or liabilities identical or similar to those of the Company are traded. The Company estimates the price of any assets for which there are only unobservable inputs by using assumptions that market participants that have investments in the same or similar assets would use as determined by the money managers for each investment based on best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the degree to which the exit price is independently observable or determinable as follows:

Level 1 - Valuation based on quoted market prices in active markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 - Observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3 - Valuation based on inputs that are unobservable and reflect management’s best estimate of what market participants would use as fair value.

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

The following table summarizes the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2026, and December 31, 2025:

	Fair Value Measurement at the end of
	March 31, 2026, and December 31, 2025
	Level 1		Level 2		Level 3
	2026	2025	2026	2025	2026	2025
Description
Cash equivalents
Overnight Investments	$52,984	$28,272	$—	$—	$—	$—
Total Cash equivalents	$52,984	$28,272	$—	$—	$—	$—
Derivatives
Redeemable senior preferred membership interests	$—	$—	$—	$—	$—	$—
Total Derivatives	$—	$—	$—	$—	$—	$—
Total	$52,984	$28,272	$—	$—	$—	$—

Valuation techniques and methodologies

Cash, Accounts receivables, Accounts payable, Accrued expenses and other noncurrent liabilities: The carrying amount approximates fair value due to the short maturity of these instruments.

Debt: The fair value of the Company’s debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. Based on the variable rate interest (Level 2) in-place, the fair value of the Company’s debt approximated its carrying value on March 31, 2026, and December 31, 2025.

Derivative liability: The probability of near term payoff of the Redeemable Senior Preferred Membership Interests has decreased the value of the derivative to $0 as of March 31, 2026, and December 31, 2025.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the derivative liability during the three months ended March 31, 2026, and the year ended December 31, 2025, were as follows:

Change in fair value of derivative liability

Balance at December 31, 2024	$900
Change in fair value	(900)
Balance at December 31, 2025	$—
Change in fair value	—
Balance at March 31, 2026	$—

There were no transfers between Levels 1, 2, and 3 during the reporting period.

Nonrecurring fair value measurements

The Company also measures certain assets at fair value on a nonrecurring basis, including other investments, goodwill, property and equipment, operating lease right-of-use assets, and finance lease right-of-use assets when impairment indicators are present.

The fair value of these assets is based on management’s estimates of the amount that could be realized from the sale of assets in a current transaction between willing parties. Impairment is evaluated and recorded throughout the year, as necessary. The fair value estimates are derived from offers, actual sale or disposition of assets, and other indications of fair value, which are considered Level 3 inputs. The Level 3 inputs of fair value measurement are significantly influenced

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

by market conditions, including changes in supply and demand, interest rates and financing conditions, inflation, and broader economic trends.

10.	Related-party transactions

The Company reimburses an affiliate of the Members for various costs incurred on behalf of the Company, as described below.

The Company was charged $71 and $70 during the three months ended March 31, 2026, and March 31, 2025, respectively, by an affiliate of the Members for a portion of rent for shared office space, which is included in Selling, general, and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Income.

The Company was charged $12 and $11 during the three months ended March 31, 2026, and March 31, 2025, respectively, by an affiliate of the Members for certain operating expenses incurred on behalf of the Company, which is included in Selling, general, and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Income.

The Company has an outstanding payable amount of $58 and $46 as of March 31, 2026, and December 31, 2025, respectively for rent and accruals.

All amounts Due to and Due from affiliates represent advances to and from the Company. Such amounts are non-interest bearing, due on demand.

11.	Commitments and contingencies

Purchase commitments

The Company has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Company may be liable to pay penalties to the appropriate supplier. As of March 31, 2026, the Company has fulfilled all gallonage commitments. The amounts purchased under these requirements were $288,303 and $261,635 for the three months ended March 31, 2026, and March 31, 2025, respectively.

The following provides minimum volume purchase requirements on March 31, 2026 (in thousands of gallons):

Years ending
2026 (remaining period)	123,128
2027	130,638
2028	120,000
2029	120,000
2030	60,000
Total	553,766

Other commitments

The Company contracts with various contractors to build its stores. As of March 31, 2026, and December 31, 2025, the Company had aggregate remaining commitments of approximately $22,744 and $9,161, respectively. These contracts are expected to be completed by the end of the second quarter 2026.

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

The Company invested in Intrepid Venture GP, LLC as a Limited Partner in December 2021. This investment is accounted for using the cost method. The investment requires the Company to make capital contributions in cash to the partnership from time to time up to $3,000. As of March 31, 2026, the Company had an investment balance of $1,812 included in Other assets in the accompanying unaudited Condensed Consolidated Balance Sheets and a remaining commitment totaling $1,188.

Environmental liabilities

The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. The Company has engaged environmental consultants to continually evaluate and monitor its locations for environmental compliance and potential remediation. If remediation is required, the Company’s consultants assist in developing remediation plans and cost projections, implement remediation actions, and monitor the sites as required. It is reasonably possible that the requirement for and the cost of remediation could change in the near term as a result of (1) changes to the remediation plan as required by federal, state, or local authorities, (2) changes in technology available to treat the sites, (3) unforeseen circumstances at the site, and (4) differences between projected and actual costs. Where allowable, the Company has filed claims under its property insurance policies and with federal, state, and local agencies for ongoing maintenance and preventive care required by the Company’s insurance carriers. The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Therefore, although the Company believes that these environmental liabilities are adequate, no assurances can be made that any costs incurred in excess of these environmental liabilities or outside of indemnifications or not otherwise covered by insurance would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of March 31, 2026, and December 31, 2025, the Company had an estimated liability of $3,262, recorded on an undiscounted basis in Other noncurrent liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Amounts may be paid out over a period that extends beyond one year from March 31, 2026. Environmental remediation and maintenance expense totaled $551 for each of the three months ended March 31, 2026, and March 31, 2025, and is included in Selling, general, and administrative expenses in the accompanying unaudited Consolidated Statements of Income.

Legal proceedings

From time to time, the Company may be involved in legal or administrative proceedings or investigations arising from the conduct of its business operations, including, but not limited to, contractual disputes; employment, personnel, or accessibility matters; personal injury and property damage claims; and claims by federal, state, and local regulatory authorities relating to the sale of products pursuant to licenses and permits issued by those authorities. Claims for damages in those actions may be substantial. While the outcome of such litigation, proceedings, investigations, or claims is never certain, it is management’s opinion, after taking into consideration legal counsel’s assessment and the availability of insurance proceeds and other collateral sources to cover potential losses, that the ultimate disposition of such matters currently pending or threatened, individually or cumulatively, will not have a material adverse effect on the Company’s accompanying unaudited Condensed Consolidated Financial Statements.

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

12.	Segment reporting

The following table provides the information about the Company’s revenue, significant segment expenses, and other segment items:

The following table provides the operating financial results for the segment:

Three months ended March 31,	2026	2025
Revenue
Fuel sales	$464,305	$400,177
Inside merchandise sales	213,677	195,104
Other revenues	5,648	5,037
Total revenues	683,630	600,318
Less:
Cost of fuel sales	392,696	351,980
Cost of merchandise sales	136,519	128,472
Salaries and employee benefits	49,712	49,096
Payment fees	12,550	10,735
Repairs and maintenance	4,659	4,899
Facility expense	11,433	8,811
Other selling, general, and administrative expenses(a)	17,715	21,353
Depreciation, amortization, and accretion	15,988	15,517
(Gain) loss on disposal of assets	(86)	(745)
Interest expense, net	12,208	14,534
Other segment items(b)	—	1,300
Consolidated net income (loss)	$30,236	$(5,634)
(a)	Other selling, general, and administrative expenses primarily includes: utilities, insurance, supplies, and other operating expenses.
(b)	Other segment items include change in fair value of derivative liability and income tax expense.

13.	Income Taxes

The Company had income tax expense attributable to earnings of $0 for each of the three months ended March 31, 2026, and March 31, 2025.

As of March 31, 2026, and March 31, 2025, the Company has not recorded any amounts for uncertain tax positions. For the three months ended March 31, 2026, and the year ended December 31, 2025, no estimated interest or penalties were recognized on uncertain tax positions. The Company has made the proper elections and received approval for limited liability company status in the jurisdictions where it is required to do so. Additionally, the Company has filed IRS Form 1065 and Member schedule K-1s, as required, and all other applicable returns in jurisdictions where required.

14.	Subsequent events

Final Payment

The Company made the Final Payment of $18.4 million to the Continuing Equity Owners.

BW Ultimate Parent, LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands)

Transactions

The Company and Yesway, Inc. completed a series of transactions (the “Transactions”), including the following:

●	Yesway, Inc.’s certificate of incorporation was amended and restated to, among other things, (i) create a class of common stock designated as Class A common stock, with voting and economic rights, (ii) reclassify the existing shares of common stock into shares of Class A common stock, and (iii) create a class of common stock designated as Class B common stock, with voting rights but no economic rights;
●	The Company acquired the Blocker Companies and issued to the Blocker Shareholders 15,085,561 shares of Class A common stock of the Company, and the Blocker Companies merged with and into Yesway, Inc.’s wholly owned merger subsidiaries, with Yesway, Inc.’s merger subsidiaries surviving;
●	The Company issued 32,009,185 shares of Class B common stock to the Continuing Equity Owners, which is equal to the number of LLC held directly or indirectly by such Continuing Equity Owners immediately prior to the IPO; and
●	The Company’s limited liability agreement was amended and restated to, among other things, (i) recapitalize all existing ownership interests in the the Company into a single class of common units, (ii) exchange all of the then existing membership interests of the holders of the Company into LLC Interests, and (iii) appoint Yesway, Inc. as the sole managing member of the Company upon its acquisition of LLC Interests.

Immediately following the completion of the IPO and Transactions (and the use of proceeds therefrom), Yesway, Inc. owned 49.3% of the LLC Interests and the original LLC interest holders owned the remaining 50.7% of the LLC interests.

Initial Public Offering

On April 23, 2026, Yesway, Inc. completed an initial public offering (“IPO”) by issuing 14,000,000 shares of Class A common stock at a price to the public of $20.00 per share. On April 27, 2026, Yesway, Inc. completed the sale of 2,100,000 shares of Class A common stock following the underwriters’ exercise in full of their overallotment option. From the IPO and exercise of the underwriters’ allotment, Yesway, Inc. received $301,070 in proceeds, net of underwriting discounts and commissions, which was used to purchase 16,100,000 LLC Interests.

Redeemable Senior Preferred Membership Interests and Revolving Credit Facility

Ultimate Parent utilized $251,524 of the proceeds it received from the sale of LLC Interests to Yesway, Inc. to fully redeem the Redeemable Senior Preferred Membership Interests and made a payment of $20,000 on its Revolving Credit Facility.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q as well as the audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations both of which are contained in our final prospectus (the “Prospectus”) dated April 21, 2026, as filed with the SEC on April 23, 2026, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), for our initial public offering (the “IPO”).

In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those described in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A, “Risk Factors”. We assume no obligation to update any of these forward-looking statements.

Overview

Yesway is a U.S.-based convenience store operator that has rapidly grown since its inception in 2015. We operate our portfolio primarily under two successful brands, Yesway and Allsup’s. Our sites are differentiated through a leading foodservice offering, featuring Allsup’s famous deep-fried burrito, and a wide variety of high-quality grocery items and private-label products. Our geographic footprint consists of stores located in attractive rural and suburban markets across the Southwest and Midwest, where we often are the convenience retail destination of choice and, effectively, the local grocer. We have a successful track record of growing through new store development and 27 acquisitions and believe we are well-positioned to continue to solidify our market position and grow our store count.

Established in 2015 by Brookwood, a leading real estate-focused private equity firm, Yesway was built from the ground up by a team of seasoned industry veterans who brought decades of expertise and best practices to the convenience retailing industry. By leveraging our deep real estate knowledge and prioritizing data-driven decision-making, we have assembled a portfolio of highly accessible, customer-friendly sites through a combination of new store construction and strategic acquisition activity. This approach has enabled us to expand our portfolio in both existing and new markets, build brand density, and evolve our store formats to better serve our communities.

Recent Developments

The historical results of operations discussed in this section are those of the Company prior to the completion of the IPO, and do not reflect certain items that will affect our results of operations and financial condition after giving effect to the IPO and the use of proceeds from this offering.

Initial Public Offering and Transactions

In April 2026, we completed our IPO in which we issued and sold 16,100,000 shares of Class A common stock (including 2,100,000 shares sold pursuant to the full exercise of the underwriters option to purchase additional shares) at an offering price of $20.00 per share, resulting in net proceeds of approximately $301.1 million after deducting underwriting discounts and commissions. We used the net proceeds to purchase 16,100,000 LLC Interests directly from Ultimate Parent at a price per unit equal to the initial public offering price per share of Class A common stock, less the underwriting discounts and commissions. Ultimate Parent used the net proceeds from the IPO to fully redeem the Redeemable Senior Preferred Membership Interests and make a payment of $10.0 million on its Revolving Credit Facility.

Prior to the IPO, including for the periods presented in this Quarterly Report, all of our business operations have been conducted through Ultimate Parent and its subsidiaries.

We consummated the following organizational transactions (the “Transactions”) in connection with the IPO:

●	we amended and restated Yesway, Inc.’s certificate of incorporation to, among other things, provide for (1) the creation of a class of common stock to be designated as Class A common stock, with each share of our Class A common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, (2) the reclassification of the existing shares of common stock into shares of Class A common stock, and (3) the creation of a class of common stock to be designated as Class B common stock, with each share of our Class B common stock entitling its holder to one vote per share on all matters presented to our stockholders generally, and that shares of our Class B common stock may only be held by the Continuing Equity Owners and their respective permitted transferees;
●	we acquired, by means of one or more mergers, the Blocker Companies and issued to the Blocker Shareholders 15,085,561 shares of our Class A common stock and rights under the Tax Receivable Agreement;
●	we issued 32,009,185 shares of our Class B common stock to the Continuing Equity Owners, which was equal to the number of LLC Interests held directly or indirectly by such Continuing Equity Owners immediately following the Transactions, for nominal consideration;
●	we amended and restated the existing limited liability company agreement of Ultimate Parent to, among other things, (1) recapitalize all ownership interests in Ultimate Parent (including profits interests awarded under the existing limited liability company agreement of Ultimate Parent) into one class of LLC Interests and (2) appoint Yesway, Inc. as the sole managing member of Ultimate Parent upon its acquisition of LLC Interests in connection with the IPO;
●	we issued 16,100,000 shares of our Class A common stock to the purchasers in this offering (including 2,100,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) in exchange for net proceeds, after taking into account the underwriting discounts and commissions of approximately $301.1 million;
●	we made the Final Payment of $18.4 million to the Continuing Equity Owners; and
●	Yesway, Inc. entered into (1) the Stockholders Agreement with Brookwood, (2) the Registration Rights Agreement with certain of the Continuing Equity Owners, and (3) the Tax Receivable Agreement with Ultimate Parent, the Continuing Equity Owners, and the Blocker Shareholders.

Following our IPO, as the sole managing member of Ultimate Parent, we operate and control all of the business and affairs of Ultimate Parent and, through Ultimate Parent and its direct and indirect subsidiaries, conduct our business. Yesway, Inc. has a minority economic interest in Ultimate Parent and will control the management of Ultimate Parent as its sole managing member. As a result, in future periods, Yesway, Inc. will consolidate Ultimate Parent and record a significant non-controlling interest in a consolidated entity in Yesway, Inc.’s consolidated financial statements for the economic interest in Ultimate Parent held by the Continuing Equity Owners.

Factors Affecting the Comparability of Our Results of Operations

New Store Development Initiatives

We believe our flexible real estate strategy will provide an opportunity for further growth by enabling us to introduce either Yesway or Allsup’s stores in new regions depending on the strength of brand recognition in each market. From April 1, 2025, through March 31, 2026, we opened ten new-to-industry stores, including one in 2026 and closed or sold four stores.

Seasonality

We earn a disproportionate amount of our annual operating income in the second and third quarters as a result of the climate and seasonal travel and buying patterns of our customers. Inclement weather, especially in the Southwest and Midwest regions of the United States where our stores are located, can negatively impact our financial results. Variations in geography also makes seasonality curves different due to varied weather, fuel availability, and supply costs.

Impact of Dispositions

Our historical results in this Quarterly Report include the performance of 29 operating stores in Iowa and Kansas. Following a strategic evaluation, we determined that these markets are no longer an optimal use of our operational focus and resources primarily due to impending uneconomic capital expenditures required by new regulations in Iowa. We expect the sale of these stores to close in 2026 and, given the immaterial contribution of these locations, do not anticipate meaningful dis-synergies. However, we believe exiting these markets will tighten our operational focus and simplify our supply chains and reinforce our brand presence in our core regions.

Store Count

Store count reflects the number of stores open at the end of a reporting period. The following table represents the roll forward of store count through the first quarter of fiscal 2026:

Stores, beginning of period	448
Opened	1
Stores, end of period (1)	449
(1)	Results for the periods above include 29 stores in Iowa and Kansas, which we expect to sell by the end of 2026 and, given the immaterial contribution of these locations, do not anticipate meaningful dis-synergies. However, we believe exiting these markets will tighten our operational focus, simplify our supply chains, and reinforce our brand presence in our core regions. Excluding these 29 locations, our store portfolio as of March 31, 2026, consisted of 420 stores, including 419 convenience stores and one liquor store.

Fuel Profitability

The Company, and the retail fuel industry, has experienced historically high average revenue less cost of goods sold per gallon (exclusive of depreciation and amortization). Although this has remained relatively consistent, on a longer-term basis, this metric can fluctuate significantly, and sometimes unpredictably, in the short term. While the Company believes that its average revenue less cost of goods sold per gallon (exclusive of depreciation and amortization) will remain elevated from historical levels for the foreseeable future, it is possible that increased oil and fuel prices, higher interest rates, macroeconomic conditions and/or continuing conflicts or disruptions involving oil producing countries may materially impact the performance of this metric.

Fuel sales less cost of goods sold (exclusive of depreciation and amortization) increased 48.6% for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to an increase in fuel margin to an average 49.4 cents per gallon (“cpg”) for the three months ended March 31, 2026, from 35.9 cpg in the same period in 2025. The increase in fuel margin contributed approximately 84% of the increase in fuel sales less cost of goods sold (exclusive of depreciation and amortization), with the remaining 16% attributable to the approximately 10.7 million gallon increase in fuel volume. The increase in fuel margin primarily reflects changes in market supply and demand dynamics, wholesale fuel price levels and volatility, local competition, and the timing lag between changes in wholesale fuel costs and corresponding retail price adjustments, which were influenced by recent geopolitical developments in the Middle East. These factors are highly interrelated and are not separately quantified by us in a manner that permits us to determine with reasonable precision the individual impact of each factor.

	Three months ended March 31,
(in millions, except for margins on the basis of cpg)	2026	2025
Fuel Gallons	145.1	134.4
Fuel Sales less cost of goods sold (exclusive of depreciation and amortization)	$71.6	$48.2
Fuel Margin (cpg)	49.4	35.9

Inside Merchandise Profitability

Inside merchandise sales less cost of goods sold (exclusive of depreciation and amortization) increased by 15.9% from $66.6 million for the three months ended March 31, 2025, to $77.2 million for the three months ended March 31, 2026, primarily due to higher inside merchandise sales resulting from net store growth, and pricing actions taken during 2025, together with an approximately 196 basis point improvement in inside merchandise margin. The increase in inside merchandise margin was primarily driven by pricing actions taken during 2025 and in the first quarter of 2026, as well as shifts in product mix, which increased average selling price per unit by 4.1% and contributed approximately 233 basis points to margin expansion, partially offset by a 1.0% increase in average cost per unit, which reduced margin by approximately 37 basis points.

	Three months ended March 31,
(in millions, except for percentages)	2026	2025
Inside Merchandise Sales	$213.7	$195.1
Inside merchandise sales less cost of goods sold (exclusive of depreciation and amortization)	$77.2	$66.6
Inside Merchandise Margin	36.1%	34.2%

Same-Store Comparison

The below table reflects the changes in fuel gallons, fuel sales less cost of goods sold (exclusive of depreciation and amortization), inside merchandise sales, inside merchandise sales less cost of goods sold (exclusive of depreciation and amortization), and total inside merchandise sales and fuel sales less cost of goods sold (exclusive of depreciation and amortization) year-over-year for the same-store base. We define the same-store base for a given period as all owned or leased stores that were open for the entirety of that period in both the current and prior years. This measure highlights the performance of existing stores, while excluding the impact of new store openings and closures as well as acquisitions and divestitures.

Three Months Ended March 31,	2026	2025
Same-Store Comparison by Category
Fuel Gallons	0.2%	(1.9)%
Fuel sales less cost of goods sold (exclusive of depreciation and amortization) (1)	38.5%	(0.7)%
Inside Merchandise Sales	4.5%	0.4%
Inside merchandise sales less cost of goods sold (exclusive of depreciation and amortization) (2)	9.8%	4.8%
Total inside merchandise and fuel sales less cost of goods sold (exclusive of depreciation and amortization)	21.8%	2.5%
(1)	Fuel sales less cost of goods sold (exclusive of depreciation and amortization) for the Iowa and Kansas stores were $1.1 million and $0.9 million in the three months ended March 31, 2026, and March 31, 2025, respectively.
(2)	Inside merchandise sales for the Iowa and Kansas stores were $5.4 million and $5.7 million in the three months ended March 31, 2026, and March 31, 2025, respectively.

Three Months ended March 31, 2026, Compared to the Three Months Ended March 31, 2025

Revenue

Revenue was $683.6 million for the three months ended March 31, 2026, an increase of $83.3 million, or 13.9%, compared to the three months ended March 31, 2025. This increase was primarily attributable to an increase in fuel sales of $64.1 million, or 16.0%, and an increase in inside merchandise sales of $18.6 million, or 9.5%. Fuel sales increased due to $34.5 million of incremental fuel sales from new stores and $30.2 million, or 7.6%, due to same-store fuel sales, primarily attributable to a 22 cent, or 7.5%, increase in the average price per gallon of fuel. The increase in average price per gallon primarily reflected higher fuel prices associated with volatility in fuel markets following recent geopolitical developments in the Middle East. These factors are highly interrelated and are not separately quantified by us in a manner that permits us to determine with reasonable precision the individual impact of each factor. Inside merchandise sales increased due to

$10.6 million of incremental sales from new stores and $8.7 million attributable to a 4.5% increase in same-store sales, partially offset by $0.7 million decrease due to closed stores.

Expenses

Cost of Goods Sold (exclusive of depreciation and amortization)

Cost of goods sold (exclusive of depreciation and amortization) was $529.2 million for the three months ended March 31, 2026, an increase of $48.8 million, or 10.1%, compared to the three months ended March 31, 2025. This increase was attributable to $8.0 million of higher inside merchandise cost of goods sold (exclusive of depreciation and amortization), primarily resulting from the related increase in inside merchandise sales, and $40.7 million increase of higher fuel cost of goods sold (exclusive of depreciation and amortization). The increase in fuel cost of goods sold (exclusive of depreciation and amortization) was driven by a $28.0 million increase associated with higher fuel gallons sold and $12.7 million increase resulting from a 3.3% increase in the average per-gallon cost of fuel. The increase in average per gallon cost of fuel primarily reflects changes in market supply and demand dynamics, wholesale fuel price levels, and volatility, which were influenced by recent geopolitical developments in the Middle East.

Salaries and Employee Benefits

Salaries and employee benefits increased by $0.6 million, or 1.3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Of this increase, $2.0 million was related to new stores, partially offset by $1.0 million decrease in same store costs due to better labor scheduling.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $0.6 million, or 1.2%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was primarily driven by a $2.6 million increase in facility expenses for new build-to-suit activity, partially offset by a $1.9 million decrease for IPO related costs incurred and acquisition expenses compared to the three months ended March 31, 2025. Approximately $1.8 million of IPO related costs incurred during the three months ended March 31, 2026, were capitalized as the IPO was determined to be likely.

Depreciation, Amortization, and Accretion

Depreciation, amortization, and accretion expense increased by $0.5 million, or 3.0%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was due primarily to capital expenditures for new stores.

(Gain) Loss on Disposal of Assets

Gain on disposal of assets decreased by $0.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was due primarily to sales of miscellaneous real estate assets.

Interest Expense, Net

Interest expense, net decreased by $2.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in interest expense, net was primarily due to a reduction in our outstanding borrowings under our Revolving Credit Facility and a reduction in interest rates. The weighted average interest rate on outstanding borrowings was 7.24% for the three months ended March 31, 2026, and 7.91% for the three months ended March 31, 2025.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0.0 million for the three months ended March 31, 2026, compared to $1.3 million in the three months ended March 31, 2025. Fair value of $0 was primarily due to timing as the probability of near team payoff of the Redeemable Senior Preferred Membership Interests increased.

Non-GAAP Financial Measures

We use non-GAAP financial measures, such as Adjusted EBITDA and Store Contribution, to supplement financial information presented in accordance with GAAP. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance, in the case of Adjusted EBITDA, and the direct performance of our stores, in the case of Store Contribution, from period to period, and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Additionally, Store Contribution excludes costs that we incur on an enterprise level that while essential in supporting our store operations, are not directly related to store operations, and that we believe result in efficiencies of scale and confer other benefits across our business. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP measure, as net income (loss) before change in fair value of derivative liability, interest expense, net, income tax expense, depreciation, amortization and accretion, loss (gain) on disposal of assets, long-lived asset impairment, acquisition, financing, integration, and stock-based compensation costs. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

	(in millions)
Three Months Ended March 31,	2026	2025
Net income (loss)	$30.2	$(5.6)
Change in fair value of derivative liability	—	1.3
Interest expense, net	12.2	14.5
Income from operations	42.4	10.2
Depreciation, amortization, and accretion	16.0	15.5
(Gain) loss on disposal of assets	(0.1)	(0.7)
Acquisition, financing, and integration costs	0.9	2.8
Adjusted EBITDA	$59.2	$27.8

The increases from the three months ended March 31, 2025, to the three months ended March 31, 2026, were primarily attributable to increases in fuel gallons and inside merchandise sales from new stores and the increase in fuel margin and inside merchandise margin, partially offset by higher operating expenses from new stores.

Store Contribution

We define Store Contribution, a non-GAAP measure, as income (loss) from operations before depreciation, amortization and accretion, loss (gain) on disposal of assets, impairment, acquisition financing, integration, and stock-based compensation costs, and overhead expenses directly attributed to support staff and corporate offices that, while essential in supporting our store operations, are not directly related to store operations. The excluded overhead expenses include:

●	salaries and benefits: the costs associated with corporate officers, senior management, and back office staff;
●	facility expenses: all costs associated with maintaining corporate offices, including rent, real estate taxes, utilities and telecommunications;

●	professional services: audit, accounting, and consulting service fees, third party legal fees, payroll processing fees for corporate payroll, and recruiting fees for corporate staff;
●	marketing and advertising costs: retainers and fees for public relations and advertising firms related to overall Company brand and marketing that is not directly related to a store;
●	computer software and hardware: software and hardware costs associated with corporate officers, senior management, and back office staff;
●	supplies costs: costs for office supplies for corporate staff;
●	repairs and maintenance costs: costs related to supplies and equipment for corporate employees and corporate offices;
●	meetings and travel expenses: expenses associated with travel by corporate personnel and corporate meetings, trainings, and events;
●	insurance costs: costs associated with maintaining insurance policies related to corporate offices and staff; in contrast, individual stores are separately allocated insurance expenses for applicable premiums; and
●	other income and expenses: costs related primarily to bank fees, equipment rental, membership dues for retail/fuel associations and charitable contributions.

Store Contribution may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation. Additionally, Store Contribution excludes costs that we incur on an enterprise level that while essential in supporting our store operations, are not directly related to store operations, and that we believe result in efficiencies of scale and confer other benefits across our business. As a result of the exclusion of these enterprise-level expenses from our presentation of Store Contribution, our presentation of Store Contribution is not, and should not be construed as, indicative of our overall results.

The following table contains a reconciliation of income from operations to Store Contribution for the three months ended March 31, 2026, and March 31, 2025, respectively:

	(in millions)
Three Months Ended March 31,	2026	2025
Income from operations	$42.4	$10.2
Depreciation, amortization, and accretion	16.0	15.5
(Gain) loss on disposal of assets	(0.1)	(0.7)
Acquisition, financing, and integration costs	0.9	2.8
Overhead expenses:
Salaries and benefits	10.8	10.8
Facility expense	0.3	0.3
Professional services	1.7	1.5
Marketing and advertising	0.9	0.9
Computer software and hardware	0.5	0.7
Repairs and maintenance	0.3	0.2
Meetings and travel	0.6	0.5
Insurance	0.2	0.2
Other income and expense	0.1	0.3
Total overhead expenses	15.4	15.4
Store Contribution (1)	$74.6	$43.2
(1)	Store Contribution generated by the 29 stores in Iowa and Kansas was $0.2 million and $0.1 million in the three months ended March 31, 2026, and March 31, 2025, respectively.

The increase from the three months ended March 31, 2025, to the three months ended March 31, 2026, was primarily attributable to higher fuel volumes and merchandise sales due to an increase in store count and a higher concentration of new stores.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from store operations, financing proceeds, our Revolving Credit Facility, and capital raises. Our primary cash needs are for capital expenditures, working capital, and to meet debt service requirements. As of March 31, 2026, we had an outstanding debt balance of $430.5 million, consisting of $390.5 million and $40.0 million outstanding under our Term Loan Facility and Revolving Credit Facility, respectively.

Our capital expenditures are primarily related to new store development and ongoing store maintenance and improvements. We plan to invest approximately $50 million to $70 million on new store developments in fiscal year 2026.

Our primary working capital requirements are for the purchase of inventory, payroll, rent, other store facilities costs, distribution costs, and general and administrative costs. Our working capital requirements fluctuate during the year, driven primarily by the timing of opportunistic inventory purchases and new store openings and the inherent seasonality of our business.

We believe our cash and cash equivalents position and the $106.9 million remaining available on our Revolving Credit Facility as of March 31, 2026, along with our expected net cash to be provided by operating activities and capital raises, will be sufficient to satisfy the working capital needs of our business for at least the next 12 months. If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financings in the future. There can be no assurance equity or debt financings will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

In addition, we are obligated to make payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that we make to the Continuing Equity Owners and the Blocker Shareholders under the Tax Receivable Agreement will vary, we expect that the payments will be significant. Any payments we make to Continuing Equity Owners and the Blocker Shareholders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that would have otherwise been available to us or to Ultimate Parent and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement resulting in the acceleration of payments due under the Tax Receivable Agreement.

If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of Ultimate Parent’s inability to make distributions due to various limitations and restrictions or as a result of the acceleration of our obligations under the Tax Receivable Agreement), we may have to raise additional capital, including by borrowing funds under our Revolving Credit Facility or future debt agreements. Additional capital may not be available on preferable terms, or, in the case of borrowing funds under our Revolving Credit Facility or future debt agreement, could materially and adversely affect our cash flow, liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. In addition, if Ultimate Parent does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

Description of Debt Facilities

Total debt, including both the current and long-term portions of our outstanding debt, financing obligations, and finance lease liabilities, net of debt discounts and debt issuance costs, decreased by $9.9 million to $649.5 million as of March 31, 2026, compared to $659.4 million as of December 31, 2025, primarily as a result of a lower outstanding balance on the Revolving Credit Facility.

As of March 31, 2026, our outstanding debt, financing obligations, and finance lease liabilities, including current maturities, net of debt discounts and debt issuance costs, consisted of:

(in millions)	March 31, 2026
(unaudited)
Revolving Credit Facility	$40.0
Term Loan Facility, net of debt discounts and debt issuance costs	382.2
Financing obligations	225.1
Finance lease liabilities	2.2
Total debt, including financing obligations and finance lease liabilities, net of debt discounts and debt issuance costs	$649.5

For more information on our debt facilities, see “Description of Indebtedness” in our Prospectus.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $48.4 million during the three months ended March 31, 2026, increased $34.8 million compared to net cash provided by operating activities during the three months ended March 31, 2025. The increase was primarily due to an increase in net cash provided by new stores of approximately $2.1 million and by same stores of approximately $29.3 million primarily driven by higher gross profit, partially offset by a decrement of approximately $1.7 million in working capital needs. The decrement in working capital was partially attributable to a reduction in build-to-suit activity, as we had six fewer stores under construction at March 31, 2026, than at March 31, 2025. Specifically, a change in other current assets of $10.3 million due to the timing of collections of unbilled constructed assets expected to be reimbursed by landlords and a reduction of $5.7 million in non-trade accounts payables and accrued expenses and other current liabilities primarily attributable to lower construction-related payables from stores under construction. Construction costs incurred under our build-to-suit program are recorded as other current assets and reflected in operating cash flows because such amounts are expected to be reimbursed by landlords and do not represent investments in Company owned long-lived assets. Also contributing to the decrement in working capital needs was an increase in accounts receivable of $5.6 million primarily attributable to increased credit card sales, an increase in inventory of $8.5 million due to six more stores being open as of March 31, 2026, compared to March 31, 2025, as well as the higher cost of fuel inventory, and an increase in other assets of $1.8 million attributable to IPO costs. These decreases in working capital performance were partially offset by an increase of approximately $30.7 million attributable to increased accounts payable for fuel.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026, of $13.5 million decreased $12.7 million compared to net cash used in investing activities during the three months ended March 31, 2025, primarily due to the construction and opening of one new-to-industry store in the first quarter of 2026 compared with four new-to-industry stores opening during the first quarter of 2025.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities during the three months ended March 31, 2026, of $15.0 million decreased $26.1 million compared to net cash provided by financing activities during the year ended March 31, 2025, primarily attributable to lower net borrowings under the Revolving Credit Facility of $25.0 million, resulting from reduced borrowings and higher repayments.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements recently adopted and not yet adopted, see the notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or factors.

We believe that our most critical accounting estimates are:

Impairment of Long-lived Assets

We evaluate tangible assets that are being amortized for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recognized to the extent the carrying value of the assets exceeds their estimated fair value.

The fair value estimates involve highly subjective judgements of the price that would be received to sell an asset in an orderly transaction between market participants. Management derives its estimate from recent offers, actual sales or dispositions of assets, and other indications of fair value, which are considered Level 3 inputs. Adjustments may be required to these market-based inputs based on internal projections and knowledge of our operations, historical performance, and trends in sales and operating costs. If our estimates or underlying assumptions change in the future, our operating results may be materially impacted.

Fair Value of Leased Properties

We enter into build-to-suit arrangements for construction of new stores. We hire certified real estate appraisers to estimate the fair value of these properties upon lease commencement to determine whether the leases qualify as operating leases. Determinations of fair value estimates involve subjective judgements. We provide the appraisers with estimated total construction costs based on project bids, contractor agreements, and anticipated project scope changes, building site plans, and financial projections which are used in their analysis. The appraisals comply with the Uniform Standards of Professional Appraisal Practice and are prepared using three methods: (1) Cost Approach, (2) Sales Comparison Approach, and (3) Income Capitalization Approach, with the Income Capitalization Approach considered the most appropriate. If the estimated fair value or underlying assumptions are inaccurate, the leases would be characterized as financing leases on our balance sheet rather than operating leases.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from a variety of sources, including changes in interest rates and commodity prices. Our market risk exposures related to interest rates and commodity prices are discussed below.

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. For the majority of the debt, interest is calculated at a fixed margin over SOFR; therefore, we are exposed to price risks associated with interest rates. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. The interest rate associated with our Revolving Credit Facility decreased from 7.42% as of March 31, 2025, to 6.17% as of March 31, 2026. The interest rate associated with our Term Loan Facility decreased from 7.94% as of March 31, 2025, to 7.28% as of March 31, 2026.

Although this could limit our ability to raise funds in the debt capital markets and impact our ability to pass along increased interest to our customers, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

Commodity Price Risk

We have limited exposure to commodity price risk as a result of the payment and volume-related discounts in certain of our fuel supply contracts with fuel suppliers, which are based on the market price of fuel. Significant increases in fuel prices could result in significant increases in the retail price of fuel and in lower sales to consumers and dealers. A significant percentage of our sales are made with the use of credit cards. Because the interchange fees we pay when credit cards are used to make purchases are based on transaction amounts, higher fuel prices at the pump and higher gallon movement result in higher credit card expenses. These additional fees increase operating expenses.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Refer to Part I. Item 1. Note 11, “Commitments and Contingencies” of “Notes to unaudited Condensed Consolidated Financial Statements” for additional information.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Risk Factors” in Yesway, Inc.’s final prospectus dated April 23, 2026, and filed with the SEC on April 23, 2026. There have been no material changes to our risk factors as previously disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On April 21, 2026, the SEC declared effective our registration statement on Form S-1 (File No. 333-294679), as amended, filed in connection with our initial public offering and we filed an additional registration on Form S-1 (File No. 333-295225) that was automatically effective upon its filing, which we collectively refer to as the Registration Statements. Pursuant to the Registration Statements, we registered the offer and sale of 16,100,000 shares of our Class A common stock (including 2,100,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares). Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, and Goldman Sachs & Co. LLC acted as representatives of the underwriters for the offering. Pursuant to the Registration Statements, we issued and sold 16,100,000 shares of our common stock at a price to the public of $20.00 per share, for which we received net proceeds of approximately $288.1 million, after deducting the underwriting discounts of $20.9 million and offering expenses payable by us of $13.0 million. The offering commenced on April 21, 2026, and terminated after the sale of all securities registered pursuant to the Registration Statements. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We used the net proceeds to purchase 16,100,000 LLC Interests directly from Ultimate Parent at a price per unit equal to the price per share of Class A common stock in the IPO, less the underwriting discount. Ultimate Parent used the net proceeds from the IPO to fully redeem the Redeemable Senior Preferred Membership Interests and make a payment of $10.0 million on its Revolving Credit Facility and intends to use the remainder to pay down existing indebtedness and for general corporate purposes to support the growth of the business.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus, dated April 21, 2026, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

a)	None
b)	None
c)	During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yesway, Inc.	8-K	001-43243	3.1	4/27/2026
3.2	Amended and Restated Bylaws of Yesway, Inc.	8-K	001-43243	3.2	4/27/2026
4.1	Stock Certificate evidencing the shares of Class A common stock	S-1	333-259699	4.1	9/21/2021
10.1	Tax Receivable Agreement, dated April 21, 2026, by and among Yesway, Inc., BW Ultimate Parent, LLC, the TRA Parties, the Brookwood Nominee, and each of the other Persons from time to time party thereto.	8-K	001-43243	10.1	4/27/2026
10.2§	Fourth Amended and Restated Limited Liability Company Agreement of BW Ultimate Parent, LLC, dated April 21, 2026, by and among BW Ultimate Parent, LLC, Yesway, Inc. and the other Members.	8-K	001-43243	10.2	4/27/2026
10.3§	Stockholders Agreement, dated April 21, 2026, by and among Yesway, Inc. and the Brookwood Parties.	8-K	001-43243	10.3	4/27/2026
10.4	Registration Rights Agreement, dated April 21, 2026, by and among Yesway, Inc. and each other Person identified on the Schedule of Holders attached thereto.	8-K	001-43243	10.4	4/27/2026
10.5	Yesway, Inc. 2026 Incentive Award Plan.	S-8	333-295303	99.1	4/24/2026
10.6	Yesway, Inc. 2026 Employee Stock Purchase Plan.	S-8	333-295303	99.2	4/24/2026
10.7	Form of Option Agreement under 2026 Incentive Award Plan.	S-1	333-294679	10.14	3/27/2026
10.8	Form of Restricted Stock Unit Agreement under the 2026 Incentive Award Plan.	S-1	333-294679	10.15	3/27/2026
10.9	Form of Performance Stock Unit Award Agreement under 2026 Incentive Award Plan.	S-1	333-294679	10.16	3/27/2026
10.10	Non-Employee Director Compensation Policy					*
10.11	Amended and Restated Offer Letter by and between Yesway, Inc. and Thomas N. Trkla.					*
10.12	Amended and Restated Offer Letter by and between Yesway, Inc. and Ericka L. Ayles.					*
10.13	Amended and Restated Offer Letter by and between Yesway, Inc. and Kurt M. Zernich.					*
10.14	Amended and Restated Executive Severance Plan.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith.
§	Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yesway, Inc.

By:	/s/ Thomas N. Trkla
Thomas N. Trkla
Chief Executive Officer

Signature	Title	Date

/s/ Thomas N. Trkla	Chief Executive Officer and Director	June 2, 2026
Thomas N. Trkla	(Principal Executive Officer)

/s/ Ericka L. Ayles	Chief Financial Officer	June 2, 2026
Ericka L. Ayles	(Principal Financial Officer and Principal Accounting Officer)