Form 10-Q
period 2026-06-30
Yesway, Inc.
filed 2026-08-13
CIK 1859836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 31,185,561 shares of Class A common stock and 32,009,185 shares of Class B common stock outstanding as of August 12, 2026.

Yesway, Inc.

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

•“Blocker Shareholders” refers to entities affiliated with Brookwood, which entities were also the owners of the Blocker Companies prior to the Transactions and exchanged their interests in the Blocker Companies for shares of our Class A common stock and rights under the Tax Receivable Agreement in connection with the consummation of the Transactions.

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

EXPLANATORY NOTE

This Quarterly Report presents the historical condensed consolidated financial information and data as of June 30, 2026, and December 31, 2025, and for the three months ended June 30, 2026, and June 30, 2025, of Yesway, Inc.

Yesway, Inc. was incorporated in Delaware on April 23, 2021, to be the issuer for our IPO. All of our business operations are currently, and have historically been, conducted through Ultimate Parent and its subsidiaries.

As a result of the Transactions, which occurred in connection with the IPO, Yesway, Inc. consolidates Ultimate Parent. Accordingly, in this Quarterly Report and future periodic reports, we will present the historical condensed consolidated financial information and data of Yesway, Inc., which will include the financial information and data of Ultimate Parent.

Yesway, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$81,608	$36,592
Accounts receivable, net of allowance for credit losses of $138 and $147 as of June 30, 2026, and December 31, 2025, respectively	35,465	24,538
Inventories	89,380	83,171
Prepaid expenses	4,821	6,158
Other current assets	21,630	13,235
Total current assets	232,904	163,694

Property and equipment, net	868,189	868,559
Intangible assets	280,956	280,946
Goodwill	277,996	277,996
Operating lease right-of-use assets, net	342,457	332,655
Finance lease right-of-use assets, net	1,874	1,931
Assets held for sale	16,715	16,501
Deferred tax assets	35,439	—
Other assets	9,933	6,892
Total assets	$2,066,463	$1,949,174

Yesway, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets, Continued (Unaudited)

(dollars in thousands)

	June 30, 2026	December 31, 2025
Liabilities, redeemable senior preferred membership interests, and stockholders'/members’ equity
Current liabilities:
Current maturities of debt	4,100	4,100
Current maturities of financing obligations	2,097	2,034
Current maturities of operating lease liabilities	5,745	5,417
Current maturities of finance lease liabilities	70	68
Due to affiliates	70	46
Accounts payable	97,845	72,964
Accrued expenses and other current liabilities	47,000	49,072
Total current liabilities	$156,927	$133,701

Debt, net of current maturities, debt discount, and debt issuance costs	388,173	428,211
Financing obligations, net of current maturities, debt discount, and debt issuance costs	221,819	222,851
Operating lease liabilities, net of current maturities	328,173	316,451
Finance lease liabilities, net of current maturities	2,144	2,180
Asset retirement obligations	10,457	10,096
Liabilities held for sale	1,422	1,422
Tax receivable agreement liability	92,263	—
Other noncurrent liabilities	10,370	11,465
Total liabilities	$1,211,748	$1,126,377

Commitments and contingencies (Note 16)

Redeemable senior preferred membership interests (0 and 150,000 shares authorized and outstanding, redemption value of $0 and $239,628 and liquidation preference amount of $0 and $239,628 as of June 30, 2026, and December 31, 2025, respectively)	—	239,628

Stockholders'/members' equity
Members' equity	—	582,070
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 31,185,561 issued and outstanding	3	—
Class B common stock, $0.0001 par value, 150,000,000 shares authorized, 32,009,185 issued and outstanding	3	—
Additional paid-in capital	387,226	—
Retained earnings	6,574	—
Total stockholders' equity attributable to Yesway, Inc./members' equity	393,806	582,070
Non-controlling interests	460,909	1,099
Total stockholders'/members’ equity	854,715	583,169
Total liabilities, senior preferred membership interests, stockholders' equity/members’ equity	$2,066,463	$1,949,174

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Yesway, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues (a)	$920,774	$677,673	$1,604,404	$1,277,991

Expenses:
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	743,473	528,170	1,272,688	1,008,622
Salaries and employee benefits	55,617	50,032	105,329	99,128
Selling, general, and administrative expenses	56,812	48,496	103,169	94,294
Depreciation, amortization, and accretion	16,621	15,690	32,609	31,207
Loss (gain) on disposal of assets	507	(1,446)	421	(2,191)
Total operating expenses	873,030	640,942	1,514,216	1,231,060
Income from operations	47,744	36,731	90,188	46,931
Other expense (income):
Interest expense, net	11,893	14,516	24,101	29,050
Change in fair value of derivative liability	—	(2,100)	—	(800)
Total other expense, net	11,893	12,416	24,101	28,250
Income before income tax expense	35,851	24,315	66,087	18,681
Income tax expense	6,197	158	6,197	158
Net income	29,654	24,157	59,890	18,523

Net income attributable to non-controlling interest	13,363	—	13,363	—
Net income attributable to Yesway, Inc. and subsidiaries	$16,291	$24,157	$46,527	$18,523

(a) Includes excise taxes of approximately:	$66,309	$60,742	$125,283	$115,059

Period from April 23, 2026, to June 30, 2026
Earnings per share of Class A common stock:
Basic	$0.21
Diluted	$0.21

Weighted-average shares of Class A common stock:
Basic	31,063,822
Diluted	31,236,787

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Yesway, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Senior Preferred Membership Interests and Stockholders’/Members’ Equity

(Unaudited)

(dollars in thousands)

	Redeemable Senior Preferred		Members’	Common Stock		Common Stock		Additional Paid-In	Retained	Non-controlling	Total Stockholders'/ Members'
	Membership Interests		Equity	Class A		Class B		Capital	Earnings	Interest	Equity
	Units	Amount	Amount	Shares	Amount	Shares	Amount	Amount		Amount	Amount
Balance as of December 31, 2025	150,000	$239,628	$582,070	—	$—	—	$—	$—	$—	$1,099	$583,169
Distributions	—	(743)	(5,115)	—	—	—	—	—	—	—	(5,115)
Accretion	—	10,402	(10,402)	—	—	—	—	—	—	—	(10,402)
Net income	—	—	30,236	—	—	—	—	—	—	—	30,236
Balance as of March 31, 2026	150,000	$249,287	$596,789	—	—	—	—	—	—	$1,099	$597,888

Distributions	—	—	(18,395)	—	—	—	—	—	—	—	(18,395)
Accretion	—	2,236	(2,236)	—	—	—	—	—	—	—	(2,236)
Net income	—	—	9,717	—	—	—	—	—	—	—	9,717

Effects of the Transactions and IPO:
Recapitalization of Continuing Equity Owners	—	—	(585,875)	15,085,561	1	32,009,185	3	585,871	—	—	—
Issuance of Class A units sold in IPO and greenshoe, net of discounts of $20,930	—	—	—	16,100,000	2	—	—	301,068	—	—	301,070
IPO offering costs	—	—	—	—	—	—	—	(7,338)	—	—	(7,338)
Establishment of tax receivable agreement and corresponding deferred tax assets	—	—	—	—	—	—	—	(50,636)	—	—	(50,636)
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	(446,477)	—	446,477	—

Activity subsequent to the Transactions and IPO:
Redemption of redeemable senior preferred membership interests	(150,000)	(251,523)	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	—	—	6,574	13,363	19,937
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	30	—	(30)	—
Equity-based compensation	—	—	—	—	—	—	—	4,708	—	—	4,708
Balance as of June 30, 2026	—	$—	$—	31,185,561	$3	32,009,185	$3	$387,226	$6,574	$460,909	$854,715

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Yesway, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Senior Preferred Membership Interests, Stockholders’/Members’ Equity, Continued (Unaudited)

(dollars in thousands)

	Redeemable Senior Preferred		Members’	Non-controlling	Total Members’
	Membership Interests		Equity	Interest	Equity
	Units	Amount
Balance as of December 31, 2024	150,000	$203,839	$573,654	$1,076	$574,730
Distributions	—	—	(2,367)	(26)	(2,393)
Accretion	—	8,394	(8,394)	—	(8,394)
Net loss	—	—	(5,634)	—	(5,634)
Balance as of March 31, 2025	150,000	$212,233	$557,259	$1,050	$558,309
Distributions	—	(579)	(3,823)	—	(3,823)
Accretion	—	8,744	(8,744)	—	(8,744)
Net income	—	—	24,157	—	24,157
Balance as of June 30, 2025	150,000	$220,398	$568,849	$1,050	$569,899

Yesway, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

Six months ended June 30,	2026	2025
Cash flows from operating activities
Net income	$59,890	$18,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion expense	32,609	31,208
Amortization of right-of-use assets	5,749	4,167
Amortization of deferred financing cost	2,196	2,063
Allowance for credit losses	9	4
Loss (gain) on disposal of assets	421	(2,191)
Equity-based compensation	4,708	—
Deferred income tax	6,190	—
Change in fair value of derivative liability	—	(800)
Changes in operating assets and liabilities, net
Accounts receivables	(10,936)	(6,019)
Inventories	(6,209)	375
Prepaid expenses	1,338	1,347
Other current assets - BTS	(7,021)	1,146
Other current assets - Other	(1,374)	(452)
Account payable - Fuel	24,649	(1,541)
Account payable - Other	21	(729)
Accrued expenses and other current liabilities	(3,603)	3,534
Lease liabilities	(2,642)	(2,127)
Other noncurrent liabilities	(1,094)	699
Due to/(from) affiliates	24	25
Net cash provided by operating activities	104,925	49,232

Cash flows from investing activities
Purchase of property and equipment	(35,133)	(48,149)
Acquisition of intangible assets	(10)	(1,354)
Proceeds from sale of assets	618	4,020
Other investing activities	(2,593)	(262)
Net cash used in investing activities	(37,118)	(45,745)

Cash flows from financing activities
Proceeds from revolver	—	15,000
Repayment of revolver	(40,000)	(15,000)
Repayment of borrowings from term loan	(2,050)	(2,050)
Cash paid for debt issuance costs	(110)	(599)
Proceeds from financing obligation	2,489	2,868
Repayment of financing obligation with lessors	(1,042)	(982)
Repayment of financing leases	(34)	(32)
Proceeds from issuance of common stock	301,070	—
Cash paid for IPO issuance costs	(7,338)	—
Distributions to redeemable senior preferred membership interests	(252,266)	(579)
Distributions to members	(23,510)	(6,191)
Distributions to noncontrolling interests	—	(26)
Net cash used in financing activities	(22,791)	(7,591)

Increase (decrease) in cash and cash equivalents	45,016	(4,104)

Cash and cash equivalents, beginning of period	36,592	32,720

Cash and cash equivalents, end of period	$81,608	$28,616

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Yesway, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

Six months ended June 30,	2026	2025
Cash paid for:
Interest, net of amounts capitalized	$23,304	$27,036
Income taxes	$7	$158

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fixed asset purchases in Accounts payable - Other	$3,906	$5,060
Fixed asset purchases in Accrued expenses and other current liabilities	$3,337	$1,965
Right-of-use assets acquired by assumption of operating leases	$15,678	$60,063
Remeasurement of lease liabilities and Right-of-use assets	$95	$206
Asset retirement obligations capitalized in fixed assets	$38	$237
Accretion of Redeemable senior preferred membership interests	$12,638	$17,138
Distribution to Non-controlling interests	$—	(26)
Recapitalization of Continuing Equity Owners	$585,875	$—
Recording amounts payable pursuant to tax receivable agreement	$92,263	$—
Recording deferred tax assets related to tax receivable agreement liability	$41,627	$—
Allocation of equity to Non-controlling interests	$459,810	$—

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

1.	Description of Business

Yesway, Inc. (“Yesway”) was incorporated in Delaware on April 23, 2021. Pursuant to a reorganization into a holding company structure, Yesway is a holding company, and its principal asset is a controlling equity interest in BW Ultimate Parent, LLC (“Ultimate Parent”) as of the closing of its initial public offering (the “IPO”). As the sole managing member of Ultimate Parent, Yesway operates and controls all of the business and affairs of Ultimate Parent and, through Ultimate Parent and its subsidiaries, conducts its business.

Yesway and its subsidiaries (the “Company”) operate 450 convenience stores in nine states. The Company’s convenience stores offer a broad selection of merchandise, fuel, and other products and services designed to appeal to the convenience needs of the Company’s customers. Since inception, the Company has grown through acquisition and construction of new stores. The Company has funded its operations, acquisitions, and construction costs primarily with proceeds from funds raised by the Company and its members, the issuance of redeemable senior preferred membership interests, financing from build-to-suit landlords, as well as credit facilities from its banks.

IPO

On April 23, 2026, the Company completed an initial public offering by issuing 14,000,000 shares of Class A common stock (as defined below) at a price to the public of $20.00 per share. On April 27, 2026, the Company completed the sale of 2,100,000 shares of Class A common stock following the underwriters’ exercise in full of their overallotment option. From the IPO, including the exercise of the underwriters’ overallotment option, the Company received $301,070 in proceeds, net of underwriting discounts and commissions, which was used to purchase an aggregate of 16,100,000 LLC Interests of Ultimate Parent and Ultimate Parent utilized $251,523 of the net proceeds it received from the sale of LLC Interests to Yesway, Inc. to fully redeem the Redeemable Senior Preferred Member Interests.

Transactions

The Company and Ultimate Parent completed a series of transactions (“Transactions”), including the following:

●	The Company’s certificate of incorporation was amended and restated to, among other things, (i) create a class of common stock designated as Class A common stock with voting and economic rights, (ii) reclassify the existing shares of common stock into shares of Class A common stock, and (iii) create a class of common stock designated as Class B common stock, with voting rights but no economic rights.
●	The Company acquired the Blocker Companies (the “Blocker Mergers”) and issued to the Blocker Shareholders 15,085,561 shares of Class A common stock of the Company, and the Blocker Companies merged with and into Yesway, Inc.’s wholly owned merger subsidiaries, with Yesway, Inc.’s merger subsidiaries surviving;
●	The Company issued 32,009,185 shares of Class B common stock to the continuing equity owners of Ultimate Parent (the “Continuing Equity Owners”), which is equal to the number of LLC Interests held directly or indirectly by such Continuing Equity Owners immediately prior to the IPO; and
●	Ultimate Parent’s limited liability agreement (“LLC Agreement”) was amended and restated to, among other things, (i) recapitalize all existing ownership interests in the Ultimate Parent into a single class of common units (“LLC Interests”), (ii) exchange all of the then existing membership interests of the holders of Ultimate Parent into LLC Interests, and (iii) appoint the Company as the sole managing member of Ultimate Parent upon its acquisition of LLC Interests.

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

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

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

In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026, and December 31, 2025, and its results of operations for the three and six months ended June 30, 2026, and June 30, 2025, and cash flows for the six months ended June 30, 2026, and June 30, 2025.

Principles of consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company include the accounts of Ultimate Parent and its subsidiaries. All of Ultimate Parent’s subsidiaries are wholly-owned with the exception of RE Energy Company, LLC (“RE Energy”), which has a non-controlling interest with the right to receive distributions related to a patronage program of RE Energy’s fuel distributor. The Company consolidates Ultimate Parent as a variable interest entity (“VIE”) in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires the consolidation of VIEs in which the entity is defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, among other factors. The Company has assessed its variable interests in this entity and determined that the Company has the power to direct those activities. As a result, Ultimate Parent and its subsidiaries’ financial position and results of operations are consolidated in the Company’s accompanying unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Income. The assets and liabilities of Ultimate Parent represent substantially all of the consolidated assets and liabilities of Yesway, except for amounts related to the tax receivable agreement which are attributable to Yesway.

All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling interests

The non-controlling interests on the accompanying unaudited Condensed Consolidated Statements of Income primarily represent the portion of earnings attributable to the economic interest in Ultimate Parent, held by Continuing Equity Owners. As of June 30, 2026, the noncontrolling interests were 50.7%. Net income of $13,363 was allocated to this non-controlling interest during both the three months and six months ended June 30, 2026, and $0 during both the three and six months ended June 30, 2025.

In addition, all of the Ultimate Parent’s subsidiaries are wholly owned with the exception of RE Energy Company, LLC (“RE Energy”), which has a non-controlling interest with the right to receive distributions related to a patronage program of RE Energy’s fuel distributor. Net income of $0 was allocated to non-controlling interest during both the three and six months ended June 30, 2026, and June 30, 2025.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

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

Accounts receivable and allowance for credit losses

Below is a summary of the receivable values at June 30, 2026, and December 31, 2025, with a beginning balance at January 1, 2025, for the amount of $22,128:

	June 30, 2026	December 31, 2025
Trade accounts receivable	$34,791	$23,707
Lottery accounts receivable	417	684
Other accounts receivable	395	294
Allowance for credit losses	(138)	(147)
Accounts receivable, net	$35,465	$24,538

At June 30, 2026, and December 31, 2025, all of the Company’s accounts receivable were classified as current assets and there were no non-standard payment terms.

Inventories

Inventories primarily consist of merchandise in the Company’s stores and fuel. Merchandise is stated at the lower of cost or market using the average retail method. Fuel inventories use a weighted-average cost using the first-in, first-out method. The Company also carries supply and equipment parts inventory necessary to keep store facilities and equipment in working order.

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

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Inventories consist of the following:

	June 30, 2026	December 31, 2025
Fuel	$25,776	$21,097
Merchandise	63,604	62,074
Total inventories	$89,380	$83,171

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

The Company establishes inventory reserves to record its inventory at the lower of cost or net realizable value. A portion of the inventory reserves represent an amount for excess and slow-moving inventory on hand that is expected to be written off or otherwise disposed of below cost at a future date. The Company’s estimate of the appropriate amount of the excess and slow-moving inventory reserve utilizes certain inputs and involves judgment. The inventory reserve was $950 at both June 30, 2026, and December 31, 2025, which is included in Inventories in the accompanying unaudited Condensed Consolidated Balance Sheets.

Other current assets

The Company accounts for costs incurred for construction-in-progress under build-to-suit sale-leaseback arrangements (“BTS Arrangements”) within Other current assets in the accompanying unaudited Condensed Consolidated Balance Sheets. The costs consist primarily of payments made by the Company to purchase assets where the Landlords are the accounting owner. The costs are expected to be reimbursed by the Landlords throughout the construction period.

	June 30, 2026	December 31, 2025
BTS Arrangements - construction in progress	$17,373	$10,352
Other	4,257	2,883
Total other current assets	$21,630	$13,235

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

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of businesses acquired. The Company performs an annual impairment test of its goodwill unless interim indicators of impairment exist. The testing of goodwill for impairment is performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment constitute a self-sustaining business, in which case testing is generally required to be performed at this level. The Company has determined that it has one operating segment and one reporting unit. The Company’s annual impairment testing date is October 1 of each fiscal year. US GAAP permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the quantitative impairment test. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. At June 30, 2026, there were no triggering events.

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

Self-insurance reserves

The Company self-insures its health and dental benefits offered to its employees. To mitigate the risk of self-insured healthcare claims costs, the Company purchased stop-loss insurance that shifts the financial liability back to the insurance

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

provider if specific claim and expense amounts are in excess of $200. The self-insurance reserve is determined actuarially at each quarter end based on claims filed and an estimate of claims incurred but not yet reported. At June 30, 2026, and December 31, 2025, self-insurance reserves of $2,627 and $3,904 respectively, are included in Accrued expenses and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. The Company recorded expenses totaling $2,143 and $5,378 related to self-insured health care claims during the three and six months ended June 30, 2026, respectively, and $2,295 and $4,303 for the three and six months ended June 30, 2025, respectively, which are recorded in Selling, general, and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Income.

Self-insurance reserves were made for estimated liabilities associated with workers’ compensation and general liability. The reserve estimate is based on an actuarial evaluation of the Company’s history of claims, industry benchmark factors, and specific event analysis. At June 30, 2026, and December 31, 2025, self-insurance reserves of $6,488 and $5,550, respectively, for workers’ compensation and general liability reserve on a discounted basis are included in Accrued expenses and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets.

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

The following table disaggregates the Company’s revenue by major source for the three and six months ended June 30, 2026, and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Fuel sales	$673,138	$440,822	$1,137,443	$840,999
Inside merchandise sales	240,104	230,078	453,781	425,182
Other revenues	7,532	6,773	13,180	11,810
Total revenues	$920,774	$677,673	$1,604,404	$1,277,991

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

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

unredeemed awards are accrued until redemption or expiration and, upon redemption and expiration, recorded as an adjustment to Other revenues.

Changes in the loyalty rewards program liability are included in Accrued expenses and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets were as follows:

June 30, 2026
Loyalty rewards liability, beginning balance	$3,456
Revenue deferred	3,394
Revenue recognized	(3,207)
Loyalty rewards liability, ending balance	$3,643

The Company expects all loyalty rewards outstanding as of June 30, 2026, to be recognized within one year.

Excise tax

Excise taxes of $66,309 and $125,283 for the three and six months ended June 30, 2026, respectively and $60,742 and $115,059 for the three and six months ended June 30, 2025, respectively, on retail fuel sales are included in total revenues and cost of goods sold.

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

The Company receives payments for vendor allowances and volume rebates from various suppliers of convenience store merchandise. Vendor allowances for price markdowns are credited to the Cost of goods sold (exclusive of depreciation and amortization) during the period the related markdown is realized. Volume rebates of merchandise are recorded as reductions to the cost of goods sold when the merchandise qualifies for the rebate is sold. Slotting and stocking allowances received from a vendor are recorded as a reduction to the cost of goods sold over the period covered by the agreement.

Income taxes

The Company is taxed as a subchapter C corporation and is subject to U.S. federal, state, and local income taxes on its share of allocable partnership income. The Company’s sole material asset is its ownership in Ultimate Parent, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Ultimate Parent’s allocable share of taxable income and related tax credits, if any, are passed through to its unit holders, including the Company, and are included in the unit holders’ tax returns.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

In any period in which the Company acquires additional units of Ultimate Parent by means of an exchange transaction, the Company records related income tax effects as an adjustment to equity. (See Tax receivable liability below.)

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, which requires the asset and liability approach for financial accounting and reporting, including the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would not be able to realize deferred taxes in the future, the Company would make an adjustment to the deferred tax asset valuation allowance, which would increase the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate selection with the related tax authority.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense in the accompanying Condensed Consolidated Statements of Income.

Tax receivable liability

In connection with the IPO and Transactions, the Company entered into the Tax Receivable Agreement (“TRA”) with Ultimate Parent, the Continuing Equity Owners, and the Blocker Shareholders that provides for the cash payment of 85% of the amount of income tax benefits, if any, that the Company actually realizes or, in certain circumstances is deemed to realize, as a result of (i) the Company’s allocable share of the existing tax basis in the assets of Ultimate Parent and its flow-through subsidiaries, which tax basis is attributable to the LLC Interests acquired in connection with the Transactions, (ii) the increase in the Company’s allocable share of the tax basis of Ultimate Parent’s assets resulting from (a) any future redemptions or exchanges of LLC Interests from the Continuing Equity Owners and (b) certain distributions (or deemed distributions) by Ultimate Parent (iii) the Company’s allocable share of the existing tax basis in Ultimate Parent and its flow-through subsidiaries at the time of any redemption or exchange of LLC Interests which tax basis is attributable to the LLC Interests being redeemed or exchanged and acquired by the Company (any such resulting basis increases and/or allocable shares of existing basis described in clauses (i) through (iv), “Basis Adjustments”), and (v) certain additional tax benefits (such as interest deductions) attributable to payments that are made under the TRA. Payments under the TRA may be based on certain simplifying assumptions regarding the determination of the tax benefits that are realized or are deemed to be realized from the covered tax attributes, which may result in payments pursuant to the TRA in excess of those that would result if such assumptions were not made. No party to the TRA will reimburse the Company for any payments previously made if such basis increases or other benefits are subsequently disallowed, except that excess payments made to the TRA party will be netted against future cash payments that would otherwise be made under the TRA, to such TRA party, if any, after determination of such excess. The Company accounts for the TRA in accordance with ASC Topic 450, Contingencies. As such, subsequent changes in the value of the TRA liability between reporting periods are recognized in the accompanying unaudited Condensed Consolidated Statements of Income.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Concentration of suppliers

The Company procures most of its fuel products under branded fuel supply agreements with two major oil companies. The supply agreements provide formula-based pricing and minimum volume commitments. The Company’s branded fuel purchases totaled approximately 80% for both the three and six months ended June 30, 2026, respectively, and 83% and 84% for the three and six months ended June 30, 2025, and exceeded their minimum volume purchase commitments. The Company may also purchase unbranded fuel from other suppliers to supply unbranded sites. Fuel products are received at various fuel terminals throughout markets in which the Company operates and are transported to stores through common carriers. While the Company believes other fuel suppliers could supply product at similar or more favorable terms, there is a risk that an alternative supplier would not be immediately available or would not meet the current contracted pricing agreement, resulting in a material effect on the Company’s business, cost of goods sold, and results of operations.

The Company also purchased approximately 53% and 54% for the three and six months ended June 30, 2026, respectively, and 54% for both the three and six months ended June 30, 2025, of general merchandise and supplies from three wholesale grocers. While the Company believes other wholesale grocers could supply general merchandise at similar or more favorable terms, there is a risk an alternative supplier would not be immediately available or would not meet the current pricing resulting in a material effect on the Company’s business, costs of goods sold, and results of operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company invests a portion of its cash and cash equivalents with nonaffiliated institutions, which, at times, may exceed federally insured limits and which management believes to have strong credit ratings. The Company has not experienced any losses on its deposits of cash or cash equivalents. Federal insurance coverage was limited to $250 per depositor at each financial institution. As of June 30, 2026, and December 31, 2025, there were approximately $86,944 and $29,004, respectively, in accounts that were in excess of federally insured limits. Concentrations of credit risk with respect to accounts receivable are limited due to the credit worthiness of the Company’s credit card processors, vendors, tenants, and customers. Management regularly monitors the creditworthiness of its counterparties and believes that it has adequately provided for any exposure to expected credit losses.

Equity-based compensation

Equity-based compensation is accounted for as an expense in accordance with ASC Topic 718, Stock Compensation, which requires compensation cost for the grant-date fair value of equity-based awards to be recognized over the requisite service periods. The Company uses the straight-line method to amortize all stock awards granted over the requisite service period of the award. The Company accounts for forfeitures when they occur, and any compensation expense previously recognized on unvested equity-based awards is reversed when forfeited.

The fair value of restricted stock units (“RSUs”) is based on the fair value of Class A common stock at the time of grant.

The fair value of performance stock units (“PSUs”) is estimated using a Monte Carlo simulation approach. These require management to make assumptions on the grant date, including the expected term of the award, the expected volatility of the Company’s Class A common stock calculated based on a period of time commensurate with the expected term of the award, risk-free interest rates, expected dividend yields of the Company’s Class A common stock, and the probability and timing of achieving the hurdle amount.

Unit incentive plan

Prior to the IPO, employees of the Company were eligible to participate in the Unit Incentive Plan (the “Plan”). The Plan was designed as profit interests for plan participants (the “Plan Participants”) to share in any future appreciation of the Company after the Members receive the agreed upon distribution of $762,110, thereby aligning the interests of Plan Participants with those of the Company’s Members. The Company authorized the issuance of up to 2.5% Series P

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

member interests (“Series P Interests”) for Plan Participants. Series P Interests were subject to vesting, repurchase rights upon cessation of employment, and other events defined within the Plan. Series P Interests vested over a 4-year period as long as the Participant has provided continuous employment, consulting, or other service to the Company, one of its Affiliates or an Affiliate through each vesting date. The Series P Interests were all fully vested as of December 31, 2024. Vested Series P Interests were exchanged for LLC Interests on a “value-for-value” basis based on the fair market value of the Series P Interests at the time of the IPO and Transactions and the Class A common stock price in the IPO, and taking into account applicable participating thresholds.

Redeemable senior preferred membership interests

The Company accounted for members’ interest subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. The redeemable senior preferred membership interests were redeemable upon the occurrence of certain deemed liquidation events which are outside of the Company’s control and therefore are classified outside of permanent equity. The redeemable senior preferred membership interests are recorded net of issuance costs and discounts and are being accreted to their expected redemption amount using the effective interest method over the expected term of the instrument. The Company recorded accretion of $2,236 and $12,638 during the three and six months ended June 30, 2026, respectively, and $8,744 and $17,138 during the three and six months June 30, 2025, respectively, which is considered a deemed dividend.

The redeemable senior preferred membership interests contained an embedded derivative which required bifurcation and mark-to-market treatment each period with changes in fair value recognized in earnings in accordance with ASC 815-15, Derivatives and Hedging – Embedded Derivatives. See also Note 14 Fair Value Measurements.

The interests were fully redeemed with proceeds from the IPO.

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

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

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

Asset retirement obligations

The following is a roll forward of the asset retirement obligations at June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Balance at beginning of period	$10,096	$10,854
Accretion expense	324	635
Liabilities settled	—	(141)
Revisions in estimated cash flows	—	(178)
Liabilities incurred	37	348
Liabilities classified as held for sale	—	(1,422)
Balance at end of period	$10,457	$10,096

Earnings per share

Basic earnings per share is calculated by dividing the net income by the weighted-average number of shares of the Company’s Class A common stock outstanding for the period, without consideration for potential dilutive shares of common stock. Shares of Class B common stock, RSUs, and PSUs are not entitled to receive any distributions or dividends and are, therefore, excluded from this presentation since they are not participating securities. The Company calculated diluted earnings per share using the treasury stock method for RSUs and the if-converted method for LLC Interests which are exchangeable at the Company’s election for the Company’s Class A common stock.

The Company did not include earnings per share for the pre-IPO period as part of its financial statements. All earnings prior to April 23, 2026, the completion of the IPO, were entirely allocable to the noncontrolling interests and, as a result, earnings per share information is not applicable for the reporting periods prior to this date. Consequently, only earnings per share for net income for periods including and subsequent to April 23, 2026, are presented.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

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

Recently Issued Accounting Pronouncements - Not yet Adopted

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations. The standard provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The new guidance will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods and is to be adopted on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating ASU 2026-02 to determine its impact on financial and footnote disclosures.

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

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Early adoption is permitted. The Company is currently evaluating this standard to determine its impact on the financial statements and footnote disclosures.

3.	Assets and Liabilities Held for Sale

In the first quarter of 2025, the Company committed to a plan to sell a disposal group that includes all of its 29 operating Iowa and Kansas convenience stores. The assets and related liabilities were classified as held for sale as of March 31, 2025. These assets and liabilities were not considered significant to the Company and did not represent a strategic shift. As of June 30, 2026, the disposal group continued to meet the criteria to be classified as held for sale under ASC 360, “Property, Plant, and Equipment” and an addition of one closed location was added to the disposal group. We expect to sell these stores by the end of 2026.

Held-for-Sale Criteria and Impairment

The assets and liabilities of the disposal group are classified as held for sale in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2026, and are measured at the lower of their carrying amount or fair value less costs to sell.

●	The Company has actively initiated a program to find a buyer and is marketing the property at a price reasonable in relation to its current fair value.
●	The sale is considered highly probable and is expected to be completed within one year. Management is committed to the plan, and it is unlikely that significant changes will be made or that the plan will be withdrawn.
●	Upon classification as held for sale, the Company ceased amortizing the long-lived assets.

The carrying amounts of the major classes of assets and liabilities included in the disposal group classified as held for sale are as follows:

	Carrying Amount	Carrying Amount
	as of	as of
Assets	June 30, 2026	December 31, 2025
Goodwill	$1,460	$1,460
Property and equipment, net	15,255	15,041
Total assets held for sale	$16,715	$16,501

	Carrying Amount	Carrying Amount
	as of	as of
Liabilities	June 30, 2026	December 31, 2025
Asset retirement obligations	$1,422	$1,422
Total liabilities held for sale	$1,422	$1,422

There was no impairment charge recorded for the three and six months ended June 30, 2026, nor the three and six months ended June 30, 2025, as the fair value exceeded carrying value.

4.	Property and Equipment

During each of the three  and six months ended June 30, 2026, the Company disposed of certain assets for total proceeds of $618 in both periods, resulting in a loss of $488 and $499, respectively. During the three and six months ended June 30, 2025, the Company disposed of certain assets for total proceeds of $2,837 and $3,753, respectively, resulting in a gain of $1,834 and $2,384, respectively.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Property and equipment consist of the following:

	June 30, 2026	December 31, 2025
Land	$186,115	$182,433
Buildings and improvements	541,674	535,982
Equipment	228,499	216,717
Tanks	160,595	158,833
Construction in process	26,419	17,530
	1,143,302	1,111,495
Less: accumulated depreciation and amortization	(275,113)	(242,936)
Property and equipment, net	$868,189	$868,559

Depreciation and amortization expense was $16,429 and $32,228 for the three and six months ended June 30, 2026, respectively. Depreciation and amortization expense was $15,491 and $30,868 for the three and six months ended June 30, 2025, respectively.

5.	Leases

During the three and six months periods ended June 30, 2026, and 2025, the Company entered into lease and disbursement agreements (the “BTS Arrangements”) with certain landlords. Under the BTS Arrangements, the Company identifies suitable parcels of land for convenience stores and such sites may be (i) initially owned by the Company and sold to the landlord, (ii) under a binding purchase and sale agreement which is then assigned to the landlord, or (iii) acquired by the landlord directly from a third-party. The Company prepares development, and construction plans which are approved by the landlord. The Company then engages and supervises third-party contractors to complete the construction of the stores which the landlord funds and legally owns. In some cases, the Company may begin construction prior to legal sale to landlord.

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

The Company finished construction at one store and two stores under the BTS Arrangements during the three  and six months ended June 30, 2026, respectively. The respective leases commenced and are included as components of the Company’s initial operating lease liabilities in the amount of $14,934 and initial Right-of-use assets in the amount of $15,144 as of June 30, 2026, in the accompanying unaudited Condensed Consolidated Balance Sheets.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Lease costs consist of the following:

The components of lease expenses, including base rent, variable lease costs primarily consisting of rent based on a percentage of sales and common area maintenance are included in the accompanying unaudited Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$29	$29	$57	$57
Interest on lease liabilities	30	31	59	61
Operating lease cost	9,409	7,650	18,265	13,934
Variable lease cost	22	24	45	45
Short-term lease cost	6	8	14	13
Total lease costs, net	$9,496	$7,742	$18,440	$14,110

Weighted-average remaining lease terms and weighted-average discount rates for outstanding leases were as follows:

Six months ended June 30,	2026		2025
Operating cash outflows for finance leases	$59		$61
Operating cash outflows for operating leases	$17,661		$14,017
Financing cash outflows for finance leases	$34		$32
Weighted-average remaining lease-term - finance lease	16.8	years	17.8	years
Weighted-average remaining lease-term - operating lease	17.8	years	18.5	years
Weighted-average discount rate - finance lease	5.49%		5.48%
Weighted-average discount rate - operating lease	7.68%		7.67%

Future minimum payments under the finance leases and operating leases with initial or remaining terms of one year or more consist of the following as of June 30, 2026:

Years ending	Finance leases	Operating leases
2026 (remaining period)	$93	$15,415
2027	188	31,262
2028	189	31,272
2029	189	31,587
2030	198	32,163
Thereafter	2,591	494,667
Total minimum lease payments	3,448	636,366
Less: amount representing interest	1,234	302,448
Present value of net minimum lease payments	$2,214	$333,918

6.	Debt

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

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

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

As of June 30, 2026, the interest rate under the 2021 Term Loan is SOFR plus 350 basis points (7.26% as of June 30, 2026) and the interest rate under the 2021 Revolver is SOFR plus 225 basis points (5.89% as of June 30, 2026). Principal on the 2021 Term Loan is payable in quarterly installments of $1,025, with a balloon payment of the remaining outstanding balance due upon maturity in April 2028. Borrowings on the 2021 Revolver are due upon maturity in April 2028. As of June 30, 2026, the Company has $140,000 available for future borrowings under its 2021 Revolver facility, of which $3,127 is committed to undrawn letters of credit.

Debt components as of June 30, 2026, and December 31, 2025, are summarized as follows:

	June 30, 2026	December 31,2025
2021 Term Loan (effective interest rate of 8.48% and 9.11% as of June 30, 2026, and December 31, 2025, respectively)	$389,500	$391,550
2021 Revolver (effective interest rate of 6.32% and 7.63% as of June 30, 2026, and December 31, 2025, respectively)	10,000	50,000
Total debt	399,500	441,550
Less: debt discount and debt issuance costs	(7,227)	(9,239)
Less: current maturities of debt	(4,100)	(4,100)
Debt, net of current maturities, debt discount, and debt issuance costs	$388,173	$428,211

Scheduled principal payments of debts as of June 30, 2026, are as follows:

Years ending	Amount
2026 (remaining period)	$2,050
2027	4,100
2028	393,350
Total	$399,500

The 2021 Term Loan and 2021 Revolver are prepayable in accordance with the loan agreements without a prepayment penalty. In addition to contractually scheduled maturities, if certain excess free cash flow thresholds are achieved, as defined by the 2021 Credit Facility, and there is an outstanding balance on the 2021 Term Loan at the end of the respective calendar year, the Company will be obligated to prepay a certain amount of principal, as defined by the 2021 Credit Facility, within 125 days of the respective calendar year end. The 2021 Credit Facility is guaranteed by the Company. Under the 2021 Credit Facility, the Company is required to maintain compliance with certain financial and non-financial covenants. As of June 30, 2026, the Company was in compliance with its covenants.

Interest activity for debt for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest incurred	$8,671	$10,702	$17,669	$21,308
Less: Amounts capitalized	(72)	—	(497)	—
Interest expense	$8,599	$10,702	$17,172	$21,308

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

7.	Financing obligations, net

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

In lieu of recognizing lease expenses for the lease rental payments, the Company incurs interest expense associated with the financing obligation. Interest expense of $3,837 and $7,694 was recorded for the three and six months ended June 30, 2026, respectively, and of $3,803 and $7,635 was recorded for the three and six months ended June 30, 2025, respectively. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $504 and $1,001 for the three and six months ended June 30, 2026, respectively, and $474 and $942 for the three and six months ended June 30, 2025, respectively. The rent payable under the lease agreements escalates at the lesser of either 1.5% or 1.5x of the increase in the Consumer Price Index (“CPI”). The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the lease agreements. As the annual increases are considered contingent on what the change in CPI will be, the estimated future payments in the table below are not adjusted for minimum annual increases. Contingent payments and payments on account of CPI increases are recorded as interest expense as incurred. The Company incurred $1,276 in financing costs associated with these transactions which were capitalized and are being amortized over the life of the lease.

The components of the financing obligations associated with 2019 sale-leaseback transaction are summarized as follows:

	June 30, 2026	December 31, 2025
Net principal payments under financing obligations	$224,770	$225,771
Less: current maturities of financing obligations	(2,097)	(2,034)
Less: debt discount and debt issuance costs, net of accumulated amortization of $422 and $390 as of June 30, 2026, and December 31, 2025, respectively	(854)	(886)
Long-term Financing Obligation, net of amounts representing current maturities, debt discount, and debt issuance costs	$221,819	$222,851

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Future minimum payments related to the financing obligations are summarized below:

Years ending	Amount
2026 (remaining period)	$8,490
2027	17,110
2028	17,110
2029	17,110
2030	17,110
Thereafter	503,415
Total	580,345
Less: imputed interest	(355,575)
Total	$224,770

Build-to-suit sale-leaseback arrangements (“BTS Arrangements”)

During the three months ended June 30, 2026, and year ended December 31, 2025, the Company entered into BTS Arrangements with buyer-lessors. These transactions resulted in the Company remaining the accounting owner of the land until lease commencement as sale treatment cannot be determined until lease commencement, which is generally upon construction completion and store opening. Accordingly, the proceeds received from the sale of land are recorded as financing obligations until the lease commences and sale treatment can be evaluated.

Classification of the leases as operating leases upon lease commencement permitted sale recognition, allowing the Company to derecognize the associated obligations. The Company recorded a loss on disposal of land under BTS Arrangements of $15 for the three month period ended June 30, 2026, and a gain of $81 for the six months period ended June 30, 2026, and a loss of $64 and $66 for the three and six months ended June 30, 2025, respectively.

The components of financing obligation associated with BTS Arrangements are summarized as of June 30, 2026, and December 31, 2025, as follows:

	June 30, 2026	December 31, 2025
Beginning, financing obligation under BTS Arrangements	$—	$12,809
Add: Additional proceeds from BTS Arrangements, net of debt issuance costs	2,489	4,970
Less: Deferred closing costs	(41)	(231)
Less: Land considered sold upon commencement	(2,448)	(17,548)
Ending, financing obligation under BTS Arrangements	$—	$—

8.	Redeemable senior preferred membership interests

During the year ended December 31, 2022, the Company sold 150,000 units of Redeemable Senior Preferred Membership Interests with a stated value of $150,000 for aggregate gross cash proceeds of $147,000. Redeemable Senior Preferred Members had no voting rights but held liquidation preferences and were entitled to receive quarterly distributions and an annual fixed preferred return. On April 23, 2026, the Company used net proceeds from the IPO of $251,523 to fully redeem the outstanding Redeemable Senior Preferred Members equity interest.

9.    Stockholders’ Equity

Equity structure prior to IPO and Transactions

The Company historically conducted business through Ultimate Parent and its subsidiaries. Yesway, Inc. was formed to become the holding company of Ultimate Parent and had one class of common stock with par value of $0.01 and 100 shares authorized, issued, and outstanding held by the manager of Ultimate Parent’s Board of Directors. Yesway, Inc. incurred minimal expenses for audit, tax compliance, and bank fees from its inception on April 23, 2021 which were

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

reimbursed by Ultimate Parent through an expense sharing agreement. The outstanding shares were exchanged for one share of Class A common stock at the date of the IPO and Transactions.

Amendment and Restatement of Certificate of Incorporation

On April 21, 2026, the Company filed an Amended and Restated Certificate of Incorporation authorizing 500,000,000 shares of Class A common stock, par value $0.0001, 150,000,000 shares of Class B common stock, par value $0.0001, 10,000,000 shares of preferred stock, par value of $0.0001.

Holders of Class A common stock and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters presented to stockholders for their vote or approval, except for certain amendments to the amended and restated certificate of incorporation or as otherwise required by applicable law or the amended and restated certificate of incorporation.

Upon dissolution or liquidation, after full payment of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the remaining funds of the Company available for distribution will be divided among the holders of all outstanding shares of Class A and Class B common stock such that the holders shall each be entitled to receive par value per share. Shares of Class A and Class B common stock do not have preemptive, subscription, redemption, or conversion rights.

Class A common stock

Holders of Class A common stock are entitled to declared dividends and pro rata distribution of remaining available assets upon liquidation.

The Company must, at all times, maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

At June 30, 2026, there were 31,185,561 shares of Class A common stock issued and outstanding.

Class B common stock

Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon liquidation, dissolution, or winding up of the Company other than a return of par value.

Shares of Class B common stock will be issued in the future only to the extent necessary to maintain a one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock issued to the Continuing Equity Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be cancelled on a one-for-one basis if an existing LLC Interests owner elects to redeem their LLC Interests in exchange for, at the Company’s election, newly issued shares of Class A common stock or cash.

At June 30, 2026, there were 32,009,185 shares of Class B common stock issued and outstanding.

Preferred stock

The Company’s board of directors is authorized to direct the Company to issue one or more series of preferred stock and may determine with respect to any preferred stock, the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.

As of June 30, 2026, no series of preferred stock have been issued.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

10.    Equity-Based Compensation

2026 Incentive Award Plan

The Company established the 2026 Incentive Award Plan (the “Plan”) which allows the Company’s board of directors (or an authorized committee to which the board delegates such authority) to grant incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or other stock or cash based awards. The maximum number of shares that may be issued pursuant to awards under the Plan initially is 7,331,369 shares, subject to annual increases as provided by the Plan. No more than 73,313,690 shares may be issued pursuant to the exercise of incentive stock options. Shares issued under the Plan may be authorized but unissued shares, shares purchased on the open market, or treasury shares.

RSUs

Concurrent with the IPO, the Company granted new RSUs to the members of the board of directors and certain employees. The RSUs have a time-based vesting of one year for the members of the board of directors and one-third on each of the first three anniversaries of the IPO for employees, in each case, subject to the recipient’s continuous service to the Company, a parent, subsidiary, or affiliate through the applicable vesting date. Both sets of RSUs have a contractual term approximately equivalent to their vesting periods. Upon vesting, the RSUs are subject to settlement in Class A common stock; unvested RSUs are not considered outstanding shares of Class A common stock.

The Company issued 1,828,000 RSUs with a fair value equal to the fair value of Class A common stock at the time of grant of $21.75 per unit. Total compensation expense for RSUs was approximately $2,542 for the three and six months ended June 30, 2026, of which $113 is included in Selling, general, and administrative expenses and $2,429 is included in Salaries and benefits in the accompanying Condensed Consolidated Statements of Income. As of June 30, 2026, the unamortized compensation cost related to RSUs is $37,217 and is expected to be recognized over a weighted-average period of approximately 2.8 years. There were no forfeitures as of June 30, 2026. The following table summarizes the RSU activity for the six months ended June 30, 2026:

Number of Units
Unvested at December 31, 2025	—
Granted	1,828,000
Vested	—
Forfeited	—
Unvested at June 30, 2026	1,828,000

PSUs

Concurrent with the IPO, the Company granted new PSUs to certain employees. Each PSU was eligible to vest based on the achievement of pre-established stock price hurdles over a performance period of five years. More specifically, 50% of the PSUs will be eligible to vest on the later of (i) the first day following the date on which the 30-day volume weighted average market price of a share of Class A common stock equals or exceeds 1.5x the initial offering price per share of Class A common stock and (ii) the second anniversary of the date the registration statement became effective. The remaining 50% of the PSUs will be eligible to vest on the later of (i) the first day following the date on which the 30-day volume weighted average market price of a share of Class A common stock equals or exceeds 2.0x the initial offering price per share of Class A common stock and (ii) the third anniversary of the date the registration statement became effective.

The Company issued 900,000 PSUs with a fair value equal to $17.20 per unit and 900,000 PSUs with a fair value equal to $13.00 per unit. The fair value of the PSUs was calculated with the contractual term of 5 years as the expected term, estimated volatility of 35% based on observed equity volatility for comparable companies, adjusted for the Company's financial leverage, dividends of $0, and a risk- free rate 3.9% based on the U.S. Constant Maturity Treasury Yield commensurate with the term to the end of the derived service period. Total compensation expense for PSUs was approximately $2,166 for the three and six months ended June 30, 2026, which is included in Salaries and benefits in the

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

accompanying Condensed Consolidated Statements of Income. As of June 30, 2026, the unamortized compensation cost related to PSUs is $25,014 and is expected to be recognized over a weighted-average period of approximately 2.3 years. There were no forfeitures as of June 30, 2026. The following table summarizes the PSU activity for the six months ended June 30, 2026:

Number of Units
Unvested at December 31, 2025	—
Granted	1,800,000
Vested	—
Forfeited	—
Unvested at June 30, 2026	1,800,000

11.    Noncontrolling Interests

On April 23, 2026, the Company used net proceeds from the IPO to indirectly redeem 15,085,561 LLC Interests from the existing LLC Interest owners. As of June 30, 2026, the Company owned 49.3% of Ultimate Parent.

Three Months Ended
June 30, 2026
Net income attributable to non-controlling interests	$13,363
Transfers to non-controlling interests:
Decrease from reallocation of non-controlling interest	(30)
Change from net income attributable to/from non-controlling interest and transfers to non-controlling interest	$13,333

Issuance of additional LLC Interests

Under the LLC Agreement, the Company is required to cause Ultimate Parent to issue additional LLC Interests to the Company when the Company issues additional shares of Class A common stock, such that, at all times, the number of LLC Interests held by the Company equals the number of outstanding shares of Class A common stock. The Company must contribute to Ultimate Parent net proceeds and property, if any, received by the Company with respect to the issuance of such additional shares of Class A common stock.

Distributions

As a limited liability company (treated as a partnership for income tax purposes), Ultimate Parent does not incur significant federal, state, or local income taxes, as these are primarily the obligations of its members. As authorized by the LLC Agreement, Ultimate Parent is required to distribute cash, to the extent that Ultimate Parent has available cash, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Ultimate Parent taxable earnings. Ultimate Parent makes such tax distributions to its members quarterly, applied to projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. There were no tax distributions made to non-controlling LLC Interest holders during the three and six months ended June 30, 2026.

Other Distributions

Pursuant to the LLC Agreement, the Company has the right to determine when distributions will be made to LLC Interest holders and the amount of any such distributions. If the Company authorizes a distribution, such distribution will be made to the LLC Interest holders (including the Company) pro rata in accordance with the percentages of their respective LLC Interests units.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

12.    Earnings Per Share

Basic earnings per share is calculated by dividing the net income or (loss) by the weighted-average number of shares of the Company’s Class A common stock outstanding for the period, without consideration for potential dilutive shares of common stock. The Company’s Class B common stock are not participating securities because holders are not entitled to dividends.

Diluted earnings per share is computed by adjusting the net income available to the Company and the weighted-average number of shares outstanding to give effect to potentially dilutive securities. The Company calculated diluted earnings per share using the treasury stock method for RSUs and the if-converted method for LLC Interests which are exchangeable at the Company’s election for the Company’s Class A common stock. The Company’s RSUs are considered stock equivalents for this purpose. For the period from April 23, 2026, to June 30, 2026, the reallocation of net income and weighted average shares of Class A common stock attributable to noncontrolling interests from the assumed conversion of LLC Interests has been excluded as this was anti-dilutive.

Earnings per share is presented for the period from after the IPO, April 23, 2026, to June 30, 2026. The Company’s current capital structure is not reflective of the capital structure of Ultimate Parent prior to the IPO and the related transactions. Therefore, earnings per share has not been presented for the period of the year prior to the IPO or for the three and six months periods ended June 30, 2025.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the periods following the IPO (in thousands, except share and per share amounts):

(in millions, except share and per share amounts)	Period from April 23, 2026, to June 30, 2026
Numerator:
Net income	19,937
Net income attributable to non-controlling interests	13,363
Net income attributable to Yesway, Inc. - basic	$6,574
Net income effect of dilutive securities:
Effect of RSUs	28
Effect of conversion of LLC Interests to Class A common stock	—
Numerator for net income - diluted	$6,602

Denominator:
Weighted-average shares of Class A common stock outstanding - basic	31,063,822
Weighted-average effect of dilutive securities:
Effect of RSUs	172,965
Effect of conversion of LLC Interests to Class A common stock	—
Weighted-average shares of Class A common stock outstanding - diluted	31,236,787

Earnings per share of Class A common stock - basic	$0.21
Earnings per share of Class A common stock - diluted	$0.21

13.    Payable Pursuant to the Tax Receivable Agreement

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

to utilize the tax benefits, then we would not be required to make the related payments. During the three months ended June 30, 2026, the Company indirectly redeemed an aggregate of 15,085,561 LLC Interests, which resulted in an increase in the tax basis of the Company’s investment in Ultimate Parent, subject to the provisions of the TRA. As a result of these redemptions, during the three months ended June 30, 2026, the Company estimated that the tax savings associated with all tax attributes described above would require us to pay $92,263, primarily over the next 15 years. The Company recorded this liability and a corresponding deferred tax assets in the amount of $41,627.

No TRA payments have been made as of June 30, 2026, nor are due within the next 12 months.

14. Fair Value Measurements

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

The following table summarizes the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026, and December 31, 2025:

	Fair Value Measurement at the end of
	June 30, 2026, and December 31, 2025
	Level 1		Level 2		Level 3
	2026	2025	2026	2025	2026	2025
Description
Cash equivalents
Overnight Investments	$81,489	$28,272	$—	$—	$—	$—
Total Cash equivalents	$81,489	$28,272	$—	$—	$—	$—
Derivatives
Redeemable senior preferred membership interests	$—	$—	$—	$—	$—	$—
Total Derivatives	$—	$—	$—	$—	$—	$—
Total	$81,489	$28,272	$—	$—	$—	$—

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Valuation techniques and methodologies

Cash, Accounts receivables, Accounts payable, Accrued expenses and other noncurrent liabilities: The carrying amount approximates fair value due to the short maturity of these instruments.

Debt: The fair value of the Company’s debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. Based on the variable rate interest (Level 2) in-place, the fair value of the Company’s debt approximated its carrying value on June 30, 2026, and December 31, 2025.

Derivative liability: The probability of near term payoff of the Redeemable Senior Preferred Membership Interests decreased the value of the derivative to $0 as of December 31, 2025. The derivative liability was extinguished on April 23, 2026, when the Redeemable Senior Preferred Membership Interests were fully redeemed. This liability continued to be valued at $0 through the redemption date.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the derivative liability during the six months ended June 30, 2026, and the year ended December 31, 2025, were as follows:

Change in fair value of derivative liability

Balance at December 31, 2024	$900
Change in fair value	(900)
Balance at December 31, 2025	$—
Change in fair value	—
Balance at June 30, 2026	$—

There were no transfers between Levels 1, 2, and 3 during the reporting period.

Nonrecurring fair value measurements

The Company also measures certain assets at fair value on a nonrecurring basis, including other investments, goodwill, property and equipment, operating lease right-of-use assets, and finance lease right-of-use assets when impairment indicators are present.

The fair value of these assets is based on management’s estimates of the amount that could be realized from the sale of assets in a current transaction between willing parties. Impairment is evaluated and recorded throughout the year, as necessary. The fair value estimates are derived from offers, actual sale or disposition of assets, and other indications of fair value, which are considered Level 3 inputs. The Level 3 inputs of fair value measurement are significantly influenced by market conditions, including changes in supply and demand, interest rates and financing conditions, inflation, and broader economic trends.

15. Related-party transactions

The Company reimburses an affiliate for various costs incurred on behalf of the Company, as described below.

The Company was charged $71 and $70 during the three  months period ended June 30, 2026, and 2025, respectively, and $143 and $139 during the six months periods ended June 30, 2026, and 2025, respectively, by an affiliate for a portion of rent for shared office space, which is included in Selling, general, and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Income.

The Company was charged $12 and $11 during the three and six months periods ended June 30, 2026, and 2025, respectively, and $23 during each of the three and six months periods ended June 30, 2026, and 2025, respectively, by an

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

affiliate for certain operating expenses incurred on behalf of the Company, which is included in Selling, general, and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Income.

The Company has total outstanding payables to related parties of $70 and $46 as of June 30, 2026, and December 31, 2025, respectively, for rent and accruals.

All amounts Due to and Due from affiliates represent advances to and from the Company. Such amounts are non-interest bearing and are due on demand.

16. Commitments and contingencies

Purchase commitments

The Company has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Company may be liable to pay penalties to the appropriate supplier. As of June 30, 2026, the Company has fulfilled all gallonage commitments. The amounts purchased under these requirements were $459,945 and $748,248 for the three and six months period ended June 30, 2026, respectively, and $279,065 and $540,700 for the three and six months period ended June 30, 2025, respectively.

The following provides minimum volume purchase requirements on June 30, 2026 (in thousands of gallons):

Years ending
2026 (remaining period)	65,319
2027	130,638
2028	120,000
2029	120,000
2030	60,000
Total	495,957

Other commitments

The Company contracts with various contractors to build its stores. As of June 30, 2026, the Company had aggregate remaining commitments of approximately $19,497. These contracts are expected to be mostly completed by the end of the fourth quarter 2026.

The Company invested in Intrepid Venture GP, LLC as a Limited Partner in December 2021. This investment is accounted for using the cost method. The investment requires the Company to make capital contributions in cash to the partnership from time to time up to $3,000. As of June 30, 2026, the Company had an investment balance of $1,812 included in Other assets in the accompanying unaudited Condensed Consolidated Balance Sheets and a remaining commitment totaling $1,188.

Environmental liabilities

The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. The Company has engaged environmental consultants to continually evaluate and monitor its locations for environmental compliance and potential remediation. If remediation is required, the Company’s consultants assist in developing remediation plans and cost projections, implement remediation actions, and monitor the sites as required. It is reasonably possible that the requirement for and the cost of remediation could change in the near term as a result of (1) changes to the remediation plan as required by federal, state, or local authorities, (2) changes in technology available to treat the sites, (3) unforeseen circumstances at the site, and (4) differences between projected and actual costs. Where allowable, the Company has filed claims under its property

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

insurance policies and with federal, state, and local agencies for ongoing maintenance and preventive care required by the Company’s insurance carriers. The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Therefore, although the Company believes that these environmental liabilities are adequate, no assurances can be made that any costs incurred in excess of these environmental liabilities or outside of indemnifications or not otherwise covered by insurance would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of June 30, 2026, and December 31, 2025, the Company had an estimated liability of $3,153 and $3,262, respectively, recorded on an undiscounted basis in Other noncurrent liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Amounts are expected to be paid out over a period that extends beyond one year from June 30, 2026. Environmental remediation and maintenance expense totaled $730 and $1,281 for each of the three and six months periods ended June 30, 2026, and $646 and $1,197 for each of the three and six months periods ended June 30, 2025, and is included in Selling, general, and administrative expenses in the accompanying unaudited Consolidated Statements of Income.

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

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

17. Segment reporting

The following table provides the information about the Company’s revenue, significant segment expenses, and other segment items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
Fuel sales	$673,138	$440,822	$1,137,443	$840,999
Inside merchandise sales	240,104	230,078	453,781	425,182
Other revenues	7,532	6,773	13,180	11,810
Total revenues	920,774	677,673	1,604,404	1,277,991
Less:
Cost of fuel sales	589,153	379,148	981,849	731,128
Cost of merchandise sales	154,320	149,022	290,839	277,494
Salaries and employee benefits	51,022	50,032	100,734	99,128
Payment fees	16,842	12,224	29,392	22,959
Repairs and maintenance	5,653	5,207	10,312	10,106
Facility expense	11,824	9,894	23,257	18,705
Other selling, general, and administrative expenses(a)	22,380	21,171	40,095	42,524
Depreciation, amortization, and accretion	16,621	15,690	32,609	31,207
Equity-based compensation	4,708	—	4,708	—
Loss (gain) on disposal of assets	507	(1,446)	421	(2,191)
Interest expense, net	11,893	14,516	24,101	29,050
Income tax expense	6,197	158	6,197	158
Other segment items(b)	—	(2,100)	—	(800)
Consolidated net income (loss)	$29,654	$24,157	$59,890	$18,523
(a)	Other selling, general, and administrative expenses primarily includes: utilities, insurance, supplies, and other operating expenses.
(b)	Other segment items include change in fair value of derivative liability.

18.    Income Taxes

The Company is taxed as a subchapter C corporation and is subject to U.S. Federal, state, and local taxes. The Company’s sole material asset is its ownership of Ultimate Parent, which is a limited liability company that is taxed as a partnership for U.S. federal and certain state and local income tax purposes. Ultimate Parent’s allocable share of taxable income and related tax credits, if any, are passed through to its unit holders, including the Company, and are included in the unit holders’ tax returns.

Income tax expense was $6,197 for both the three and six months ended June 30, 2026, compared to $158 for the comparable 2025 periods. The increase primarily relates to the Company’s transition to a taxable C corporation following the IPO on April 23, 2026. Prior to the IPO, substantially all income was generated by Ultimate Parent, which is treated as a partnership for U.S. federal income tax purposes and generally was not subject to entity-level income taxes.

The effective tax rate for the three and six months ended June 30, 2026, was 17.3% and 9.4%, respectively, compared to 0.7% and 0.8% for the comparable 2025 periods. The 2026 effective tax rates were lower than the U.S. federal statutory rate of 21% primarily because a significant portion of the Company’s earnings is attributable to noncontrolling interests that are not subject to tax at Yesway, Inc. The results from the three and six months ended June 30, 2025, do not reflect

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

significant income tax expense because prior to the Transactions, the consolidated Ultimate Parent pass-through-entity was not subject to corporate tax.

As of the three and six months ended June 30, 2026, our deferred tax assets were primarily the result of our net operating loss carryforwards, interest limitation carryforwards, and deductible interest related to the tax receivable agreement, and our deferred tax liabilities were primarily the result of our investment in Ultimate Parent. Certain tax attributes remain subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 as a result of the historical acquisitions.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax may not be realized. As of June 30, 2026, we concluded, based on the weight of all available positive and negative evidence, that all but an immaterial amount of our deferred tax assets are more likely than not to be realized. As such, no material valuation allowance was recognized.

The Company regularly monitors its uncertain tax positions, and as of June 30, 2026, there were no material uncertain tax benefits that, if realized, would affect the estimated annual effective tax rate, nor were there positions for which it is reasonably possible that the total amount of uncertain tax benefits will significantly increase or decrease within the next 12 months.

19. Subsequent Events

Subsequent to June 30, 2026, the Company entered into a new agreement with a third-party fuel supplier containing minimum retail gasoline volume purchase requirements. The following provides the revised total minimum volume purchase requirements as of August 1, 2026, (in thousands of gallons):

Years ending
2026 (remaining period)	131,817
2027	316,360
2028	305,722
2029	305,722
2030	245,722
2031	108,338
Total	1,413,681

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q as well as the audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus (the “Prospectus”) dated April 21, 2026, as filed with the SEC on April 23, 2026, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), for our initial public offering (the “IPO”).

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

Initial Public Offering and Transactions

In April 2026, we completed our IPO in which we issued and sold 16,100,000 shares of Class A common stock (including 2,100,000 shares sold pursuant to the full exercise of the underwriters option to purchase additional shares) at an offering price of $20.00 per share, resulting in net proceeds of approximately $301 million after deducting underwriting discounts and commissions. We used the net proceeds to purchase 16,100,000 LLC Interests directly from Ultimate Parent at a price per unit equal to the initial public offering price per share of Class A common stock, less the underwriting discounts and commissions. Ultimate Parent used the net proceeds from the IPO to fully redeem the Redeemable Senior Preferred Membership Interests and make a payment of $10.0 million on its Revolving Credit Facility.

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
●	we acquired, by means of one or more mergers, the Blocker Companies and issued to the Blocker Shareholders 15,085,561 shares of our Class A common stock and rights under the Tax Receivable Agreement;
●	we issued 32,009,185 shares of our Class B common stock to the Continuing Equity Owners, which was equal to the number of LLC Interests held directly or indirectly by such Continuing Equity Owners immediately following the Transactions, for nominal consideration;
●	we amended and restated the existing limited liability company agreement of Ultimate Parent to, among other things, (1) recapitalize all ownership interests in Ultimate Parent (including profits interests awarded under the existing limited liability company agreement of Ultimate Parent) into one class of LLC Interests and (2) appoint Yesway, Inc. as the sole managing member of Ultimate Parent upon its acquisition of LLC Interests in connection with the IPO;
●	we issued 16,100,000 shares of our Class A common stock to the purchasers in this offering (including 2,100,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) in exchange for net proceeds, after taking into account the underwriting discounts and commissions, of approximately $301 million;
●	we made the Final Payment of $18 million to the Continuing Equity Owners; and
●	Yesway, Inc. entered into (1) the Stockholders Agreement with Brookwood, (2) the Registration Rights Agreement with certain of the Continuing Equity Owners, and (3) the Tax Receivable Agreement with Ultimate Parent, the Continuing Equity Owners, and the Blocker Shareholders.

Following our IPO, as the sole managing member of Ultimate Parent, we operate and control all of the business and affairs of Ultimate Parent and, through Ultimate Parent and its direct and indirect subsidiaries, conduct our business. Yesway, Inc. has a minority economic interest in Ultimate Parent and will control the management of Ultimate Parent as its sole managing member. As a result, in this Quarterly report and in future periods, Yesway, Inc. will consolidate Ultimate Parent and record a significant non-controlling interest in a consolidated entity in Yesway, Inc.’s consolidated financial statements for the economic interest in Ultimate Parent held by the Continuing Equity Owners.

The historical results of operations discussed in this section are those of the Company prior to the completion of the IPO, and do not reflect certain items that will affect our results of operations and financial condition after giving effect to the IPO and the use of proceeds from this offering.

Factors Affecting the Comparability of Our Results of Operations

New Store Development Initiatives

We believe our flexible real estate strategy will provide an opportunity for further growth by enabling us to introduce either Yesway or Allsup’s stores in new regions depending on the strength of brand recognition in each market. From July 1, 2025, through June 30, 2026, we opened seven new-to-industry stores, including two in 2026, and closed one store.

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

Impact of Dispositions

Our historical results in this Quarterly Report include the performance of 29 operating stores in Iowa and Kansas. Following a strategic evaluation, we determined that these markets are no longer an optimal use of our operational focus and resources primarily due to impending uneconomic capital expenditures required by new regulations in Iowa. We expect the sale of these stores and one additional closed store to be completed in 2026 and, given the immaterial contribution of these locations, do not anticipate meaningful dis-synergies. However, we believe exiting these markets will tighten our operational focus and simplify our supply chains and reinforce our brand presence in our core regions.

Store Count

Store count reflects the number of stores open at the end of the reporting period. The following table represents the roll forward of store count through the second quarter of fiscal 2026:

Stores, beginning of period	448
Opened	2
Stores, end of period (1)	450
(1)	Results for the periods above include 29 stores in Iowa and Kansas, which we expect to sell by the end of 2026 and, given the immaterial contribution of these locations, do not anticipate meaningful dis-synergies. However, we believe exiting these markets will tighten our operational focus, simplify our supply chains, and reinforce our brand presence in our core regions. Excluding these 29 locations, our store portfolio as of June 30, 2026, consisted of 421 stores, including 420 convenience stores and one liquor store.

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

Fuel sales less cost of goods sold (exclusive of depreciation and amortization) increased 36.0% for the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to an increase in fuel margin to an average 52.6 cents per gallon (“cpg”) for the three months ended June 30, 2026, from 41.3 cpg in the same period in 2025. The increase in fuel margin contributed approximately 81% of the increase in fuel sales less cost of goods sold (exclusive of depreciation and amortization), with the remaining 19% attributable to the approximately 10.3 million gallon increase in fuel volume.

Fuel sales less cost of goods sold (exclusive of depreciation and amortization) increased 41.6% for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to an increase in fuel margin to an average 51.1 cents per gallon (“cpg”) for the six months ended June 30, 2026, from 38.7 cpg in the same period in 2025. The increase in fuel margin contributed approximately 82% of the increase in fuel sales less cost of goods sold (exclusive of depreciation and amortization), with the remaining 18% attributable to the approximately 21.0 million gallon increase in fuel volume.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except for margins on the basis of cpg)	2026	2025	2026	2025
Fuel Gallons	159.5	149.2	304.6	283.6
Fuel Sales less cost of goods sold (exclusive of depreciation and amortization)	$84.0	$61.7	$155.6	$109.9
Fuel Margin (cpg)	52.6	41.3	51.1	38.7

Inside Merchandise Profitability

Inside merchandise sales less cost of goods sold (exclusive of depreciation and amortization) increased by 5.8% from $81.1 million for the three months ended June 30, 2025, to $85.8 million for the three months ended June 30, 2026, primarily due to higher inside merchandise sales resulting from net store growth, and pricing actions taken during 2025, together with an approximately 49 basis point improvement in inside merchandise margin.

The increase in inside merchandise margin was primarily driven by pricing actions taken during 2025 and in the first half of 2026, as well as shifts in product mix, which increased average selling price per unit by 4.7% and contributed approximately 450 basis points to margin expansion, partially offset by an approximately 3.9% increase in average cost per unit, which reduced margin by approximately 242 basis points for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Inside merchandise sales less cost of goods sold (exclusive of depreciation and amortization) increased by 10.4% from $147.7 million for the six months ended June 30, 2025, to $163.0 million for the six months ended June 30, 2026, primarily due to higher inside merchandise sales resulting from net store growth, and pricing actions taken during 2025, together with an approximately 118 basis point improvement in inside merchandise margin.

The increase in inside merchandise margin was primarily driven by pricing actions taken during 2025 and in the first half of 2026, as well as shifts in product mix, which increased average selling price per unit by 4.4% and contributed approximately 420 basis points to margin expansion, partially offset by a 2.5% increase in average cost per unit, which reduced margin by approximately 156 basis points for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except for percentages)	2026	2025	2026	2025
Inside Merchandise Sales	$240.1	$230.1	$453.8	$425.2
Inside merchandise sales less cost of goods sold (exclusive of depreciation and amortization)	$85.8	$81.1	$162.9	$147.7
Inside Merchandise Margin	35.7%	35.2%	35.9%	34.7%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Same-Store Comparison by Category
Fuel Gallons	1.4%	(1.7)%	0.7%	(1.5)%
Fuel sales less cost of goods sold (exclusive of depreciation and amortization) (1)	29.0%	0.3%	32.6%	—%
Inside Merchandise Sales	1.2%	1.6%	2.6%	1.1%
Inside merchandise sales less cost of goods sold (exclusive of depreciation and amortization) (2)	2.5%	6.6%	5.8%	5.9%
Total fuel and inside merchandise sales less cost of goods sold (exclusive of depreciation and amortization)	14.0%	3.8%	17.2%	3.4%

(1)	Fuel sales less cost of goods sold (exclusive of depreciation and amortization) for the Iowa and Kansas stores were $1.2 million and $2.3 million in the three months and six months ended June 30, 2026, and $1.1 million and $2.0 million for the three and six months ended June 30, 2025, respectively.
(2)	Inside merchandise sales less cost of goods sold for the Iowa and Kansas stores were $1.9 million and $3.4 million in the three months and six months ended June 30, 2026, respectively, and $2.0 million and $3.6 million in the six months ended June 30, 2026, and June 30, 2025, respectively.

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025

Revenue

Revenue was $920.8 million for the three months ended June 30, 2026, an increase of $243.1 million, or 35.9%, compared to the three months ended June 30, 2025. This increase was primarily attributable to an increase in fuel sales of $232.3 million, or 52.7%, and an increase in inside merchandise sales of $10.0 million, or 4.4%. Fuel sales increased due to $37.8 million, or 16.3%, of incremental fuel sales from new stores and $194.5 million, or 83.7%, due to same-store fuel sales, primarily attributable to a $1.27, or 42.8%, increase in the average price per gallon of fuel. The increase in average price per gallon primarily reflected higher fuel prices associated with volatility in fuel markets following recent geopolitical developments in the Middle East. These factors are highly interrelated and are not separately quantified by us in a manner that permits us to determine with reasonable precision the individual impact of each factor. Inside merchandise sales increased due to $7.4 million, or 74.0%, of incremental sales from new stores and $2.8 million attributable to a 28.0% increase in same-store sales, partially offset by $0.2 million decrease due to closed stores.

Expenses

Cost of Goods Sold (exclusive of depreciation and amortization)

Cost of goods sold (exclusive of depreciation and amortization) was $743.5 million for the three months ended June 30, 2026, an increase of $215.4 million, or 40.8%, compared to the three months ended June 30, 2025. This increase was attributable to $210.1 million increase of higher fuel cost of goods sold (exclusive of depreciation and amortization) and $5.3 million of higher inside merchandise cost of goods sold (exclusive of depreciation and amortization), primarily resulting from the related increase in sales. The increase in fuel cost of goods sold (exclusive of depreciation and amortization) was driven by a $26.2 million increase associated with higher fuel gallons sold and $183.9 million increase resulting from a 45.4% increase in the average per-gallon cost of fuel. The increase in average per gallon cost of fuel primarily reflects changes in market supply and demand dynamics, wholesale fuel price levels, and volatility, which were influenced by recent geopolitical developments in the Middle East.

Salaries and Employee Benefits

Salaries and employee benefits increased by $5.6 million, or 11.2%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Of this increase, approximately $4.7 million was related to equity-based compensation and approximately $1.3 million was related to new stores, partially offset by approximately $0.6 million decrease in same store costs due to better labor scheduling and approximately $0.1 million related to closed stores. Equity-based compensation only reflects a partial period due to the grants having been issued in conjunction with the IPO. In future periods, equity-based compensation is expected to increase as a result of recognition over a full period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $8.3 million, or 17.1%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was primarily driven by an increase in charge card fees of $4.6 million related to the increase in sales, $1.0 million increase in insurance expense due to development on certain claims, and $1.9 million increase in facility expenses for new build-to-suit activity, partially offset by a $0.4 million decrease for IPO related costs incurred and acquisition expenses compared to the three months ended June 30, 2025.

Depreciation, Amortization, and Accretion

Depreciation, amortization, and accretion expense increased by $0.9 million, or 5.9%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was due primarily to capital expenditures for new stores.

Loss (Gain) on Disposal of Assets

Gain on disposal of assets decreased by $2.0 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This decrease was due primarily to sales of miscellaneous real estate assets.

Interest Expense, Net

Interest expense, net decreased by $2.6 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in interest expense, net was primarily due to a reduction in our outstanding borrowings under our Revolving Credit Facility and a reduction in interest rates. See Note 6 in the Notes to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for more information.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0.0 million for the three months ended June 30, 2026, compared to $2.1 million in the three months ended June 30, 2025. Fair value of $0 was primarily due to timing as the Redeemable Senior Preferred Membership Interests were fully redeemed immediately subsequent to the IPO.

Six Months Ended June 30, 2026, Compared to the Six Months Ended June 30, 2025

Revenue

Revenue was $1,604.4 million for the six months ended June 30, 2026, an increase of $326.4 million, or 25.5%, compared to the six months ended June 30, 2025. This increase was primarily attributable to an increase in fuel sales of $296.4 million, or 35.2%, and an increase in inside merchandise sales of $28.6 million, or 6.7%. Fuel sales increased due to $77.8 million, or 26.2%, of incremental fuel sales from new stores and $219.3 million, or 74.0%, due to same-store fuel sales, primarily attributable to a $0.77, or 25.9%, increase in the average price per gallon of fuel. The increase in average price per gallon primarily reflected higher fuel prices associated with volatility in fuel markets following recent geopolitical developments in the Middle East. These factors are highly interrelated and are not separately quantified by us in a manner that permits us to determine with reasonable precision the individual impact of each factor. Inside merchandise sales increased due to $18.5 million, or 64.7%, of incremental sales from new stores and $11.0 million attributable to a 38.5% increase in same-store sales, partially offset by $1.0 million decrease due to closed stores.

Expenses

Cost of Goods Sold (exclusive of depreciation and amortization)

Cost of goods sold (exclusive of depreciation and amortization) was $1,272.6 million for the six months ended June 30, 2026, an increase of $264.0 million, or 26.2%, compared to the six months ended June 30, 2025. This increase was attributable to $250.7 million increase of higher fuel cost of goods sold (exclusive of depreciation and amortization) and $13.3 million of higher inside merchandise cost of goods sold (exclusive of depreciation and amortization), primarily resulting from the related increase in sales. The increase in fuel cost of goods sold (exclusive of depreciation and amortization) was driven by a $54.1 million increase associated with higher fuel gallons sold and $196.6 million increase resulting from a 25.0% increase in the average per-gallon cost of fuel. The increase in average per gallon cost of fuel primarily reflects changes in market supply and demand dynamics, wholesale fuel price levels, and volatility, which were influenced by recent geopolitical developments in the Middle East.

Salaries and Employee Benefits

Salaries and employee benefits increased by $6.2 million, or 6.3%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Of this increase, approximately $4.7 million was related to equity-based compensation and approximately $3.2 million was related to new stores, partially offset by approximately $1.6 million decrease in same store costs due to better labor scheduling and approximately $0.4 million related to closed stores. Equity-based compensation only reflects a partial period due to the grants having been issued in conjunction with the IPO. In future periods, equity-based compensation is expected to increase as a result of recognition over a full period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $8.9 million, or 9.4%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was primarily driven by a $6.4 million increase in charge card fees due to increased sales and $4.6 million increase in facility expenses for new build-to-suit activity, partially offset by a $0.8 million decrease for IPO related costs and $1.4 million decrease for acquisition related costs incurred compared to the six months ended June 30, 2025.

Depreciation, Amortization, and Accretion

Depreciation, amortization, and accretion expense increased by $1.4 million, or 4.5%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was due primarily to capital expenditures for new stores.

Loss (Gain) on Disposal of Assets

Gain on disposal of assets decreased by $2.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This decrease was due primarily to sales of miscellaneous real estate assets.

Interest Expense, Net

Interest expense, net decreased by $4.9 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in interest expense, net was primarily due to a reduction in our outstanding borrowings under our Revolving Credit Facility and a reduction in interest rates. See Note 6 in the Notes to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report  for more information.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0.0 million for the six months ended June 30, 2026, compared to $0.8 million in the six months ended June 30, 2025. Fair value of $0 was primarily due to timing as the Redeemable Senior Preferred Membership Interests were fully redeemed immediately subsequent to the IPO.

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

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP measure, as net income (loss) before change in fair value of derivative liability, interest expense, net, income tax expense, depreciation, amortization and accretion, loss (gain) on disposal of assets, long-lived asset impairment, acquisition, financing, integration, and equity-based compensation costs. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in millions)		(in millions)
	2026	2025	2026	2025
Net income	$29.7	$24.2	$59.9	$18.5
Change in fair value of derivative liability	—	(2.1)	—	(0.8)
Interest expense, net	11.9	14.5	24.1	29.1
Income tax expense	6.1	0.1	6.1	0.1
Income from operations	47.7	36.7	90.1	46.9
Depreciation, amortization, and accretion	16.6	15.7	32.6	31.2
Loss (gain) on disposal of assets	0.5	(1.4)	0.4	(2.2)
Acquisition, financing, and integration costs	1.4	1.5	2.3	4.3
Equity-based compensation	4.7	—	4.7	—
Adjusted EBITDA	$70.9	$52.5	$130.1	$80.2

The increase from the three months ended June 30, 2025, to the three months ended June 30, 2026, was primarily attributable to the increase in fuel margin and inside merchandise margin from same-store sales and increases in fuel gallons and inside merchandise sales from new stores, partially offset by higher operating expenses from new stores.

The increase from the six months ended June 30, 2025, to the six months ended June 30, 2026, was primarily attributable to the increase in fuel margin and inside merchandise margin increases from same-store sales and increases in fuel gallons and inside merchandise sales from new stores, partially offset by higher operating expenses from new stores.

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

The following table contains a reconciliation of income from operations to Store Contribution for the three and six months ended June 30, 2026, and June 30, 2025, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in millions)		(in millions)
	2026	2025	2026	2025
Income from operations	$47.7	$36.7	$90.2	$46.9
Depreciation, amortization, and accretion	16.6	15.7	32.6	31.2
Loss (gain) on disposal of assets	0.5	(1.4)	0.4	(2.2)
Overhead expenses:
Salaries and benefits	11.1	10.7	21.9	21.5
Facility expense	0.3	0.2	0.6	0.5
Professional services	1.8	1.9	3.5	3.4
Marketing and advertising	0.9	0.9	1.8	1.8
Computer software and hardware	0.9	0.6	1.4	1.3
Office supplies	—	—	0.1	—
Repairs and maintenance	0.3	0.2	0.6	0.3
Meetings and travel	1.0	0.3	1.5	0.8
Insurance	0.4	0.2	0.6	0.5
Acquisition, financing, and integration costs	1.4	1.5	2.3	4.3
Other expense	0.1	0.2	0.1	0.6
Equity-based compensation	4.7	—	4.7	—
Total overhead expenses	22.9	16.7	39.1	35.0
Store Contribution (1)	$87.7	$67.7	$162.3	$110.9
(1)	Store Contribution generated by the 29 stores in Iowa and Kansas was $0.5 million and $0.6 million in the three months ended June 30, 2026, and June 30, 2025, respectively, and $0.6 million in each of the six months ended June 30, 2026, and June 30, 2025, respectively.

The increase from the three months ended June 30, 2025, to the three months ended June 30, 2026, was primarily attributable to the increase in fuel margin and inside merchandise margin from same store sales and increases in fuel gallons and inside merchandise sales from new stores, partially offset by higher operating expenses from new stores.

The increase from the six months ended June 30, 2025, to the six months ended June 30, 2026, was primarily attributable to the increase in fuel margin and inside merchandise margin increases from same-store sales and increases in fuel gallons and inside merchandise sales from new stores, partially offset by higher operating expenses from new stores.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from store operations, financing proceeds, our Revolving Credit Facility, and capital raises. Our primary cash needs are for capital expenditures, working capital, and to meet debt service requirements. As of June 30, 2026, we had an outstanding debt balance of $399.5 million, consisting of $389.5 million and $10.0 million outstanding under our Term Loan Facility and Revolving Credit Facility, respectively.

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

We believe our cash and cash equivalents position and the $136.9 million remaining available on our Revolving Credit Facility as of June 30, 2026, along with our expected net cash to be provided by operating activities and capital raises, will be sufficient to satisfy the working capital needs of our business for at least the next 12 months. If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financings in the future. There can be no assurance equity or debt financings will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

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

Description of Debt Facilities

Total debt, including both the current and long-term portions of our outstanding debt, financing obligations, and finance lease liabilities, net of debt discounts and debt issuance costs, decreased by $41.0 million to $618.4 million as of June 30, 2026, compared to $659.4 million as of December 31, 2025, primarily as a result of a lower outstanding balance on the Revolving Credit Facility.

As of June 30, 2026, our outstanding debt, financing obligations, and finance lease liabilities, including current maturities, net of debt discounts and debt issuance costs, consisted of:

(in millions)	June 30, 2026
(unaudited)
Revolving Credit Facility	$10.0
Term Loan Facility, net of debt discounts and debt issuance costs	382.3
Financing obligations	223.9
Finance lease liabilities	2.2
Total debt, including financing obligations and finance lease liabilities, net of debt discounts and debt issuance costs	$618.4

For more information on our debt facilities, see “Description of Indebtedness” in our Prospectus.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $104.9 million during the six months ended June 30, 2026, increased $55.7 million compared to net cash provided by operating activities during the six months ended June 30, 2025. The increase was primarily due to an increase in net cash provided by new stores of approximately $7.9 million and by same stores of approximately $43.2 million primarily driven by higher gross profit, partially offset by a decrement of approximately $3.1 million in working capital needs. The decrement in working capital was partially attributable to a reduction in build-to-suit activity, as we had three fewer stores under construction at June 30, 2026, than at June 30, 2025. Specifically, there was a reduction of $6.9 million in non-trade accounts payable and accrued expenses and other current liabilities primarily attributable to lower construction-related payables from stores under construction. In addition, there was an increase in other current assets of $8.2 million due to the timing of reimbursements from landlords for stores whose construction was completed and collections were pending final reconciliations. Construction costs incurred under our build-to-suit program are recorded as other current assets and reflected in operating cash flows because such amounts are expected to be reimbursed by landlords and do not represent investments in Company owned long-lived assets. Also contributing to the decrement in working capital needs was an increase in accounts receivable of $4.9 million primarily attributable to increased credit card sales, an increase in inventory of $6.6 million due to six more stores being open as of June 30, 2026, compared to June 30, 2025, as well as the higher cost of fuel inventory. These decreases in working capital performance were partially offset by an increase of approximately $26.2 million attributable to increased accounts payable for fuel.

Net Cash Used In Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026, of $37.1 million decreased $8.6 million compared to net cash used in investing activities during the six months ended June 30, 2025, primarily because we had three fewer stores under construction at June 30, 2026, than at June 30, 2025.

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2026, of $22.8 million increased $15.2 million compared to net cash used in financing activities during the six months ended June 30, 2025, primarily attributable to cash paid to fully redeem redeemable senior preferred membership interests of $252.3 million, lower net borrowings under the Revolving Credit Facility of $40.0 million, and an increase in distributions to members of $17.3 million, partially offset by net proceeds from the IPO of $293.7 million.

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

Tax receivable liability

As described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, we are party to the TRA with Ultimate Parent, the Continuing Equity Owners, and the Blocker Shareholders under which we are contractually committed to make cash payments of 85% of the amount of certain income tax benefits that we realize, or in some circumstance are deemed to realize, as a result of TRA covered tax attributes, and certain additional tax benefits (such as interest deductions) arising from payments under the TRA. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income over the term of the TRA to utilize the tax benefits, then we generally would not be required to make the related TRA payments. Therefore, we will only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgement. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, and operating margins, among others. As of June 30, 2026, we recognized $92.3 million of liabilities related to our obligations under the TRA, after concluding that it was probable we would have sufficient future taxable income to utilize the related tax benefits generated by all transactions that occurred in connection with the IPO including the overallotment exercise. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we will de-recognize the portion of the liability related to the benefits not expected to be utilized.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from a variety of sources, including changes in interest rates and commodity prices. Our market risk exposures related to interest rates and commodity prices are discussed below.

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. For the majority of the debt, interest is calculated at a fixed margin over SOFR; therefore, we are exposed to price risks associated with interest rates. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. The interest rate associated with our Revolving Credit Facility decreased from 7.43% as of June 30, 2025, to 5.89% as of June 30, 2026. The interest rate associated with our Term Loan Facility decreased from 7.94% as of June 30, 2025, to 7.26% as of June 30, 2026.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows. Refer to Part I. Item 1. Note 16, “Commitments and Contingencies” of “Notes to unaudited Condensed Consolidated Financial Statements” for additional information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, other than were previously reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

a)	None
b)	None
c)	During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yesway, Inc.	8-K	001-43243	3.1	4/27/2026
3.2	Amended and Restated Bylaws of Yesway, Inc.	8-K	001-43243	3.2	4/27/2026
4.1	Stock Certificate evidencing the shares of Class A common stock	S-1	333-259699	4.1	9/21/2021
10.1	Tax Receivable Agreement, dated April 21, 2026, by and among Yesway, Inc., BW Ultimate Parent, LLC, the TRA Parties, the Brookwood Nominee, and each of the other Persons from time to time party thereto.	8-K	001-43243	10.1	4/27/2026
10.2§	Fourth Amended and Restated Limited Liability Company Agreement of BW Ultimate Parent, LLC, dated April 21, 2026, by and among BW Ultimate Parent, LLC, Yesway, Inc. and the other Members.	8-K	001-43243	10.2	4/27/2026
10.3§	Stockholders Agreement, dated April 21, 2026, by and among Yesway, Inc. and the Brookwood Parties.	8-K	001-43243	10.3	4/27/2026
10.4	Registration Rights Agreement, dated April 21, 2026, by and among Yesway, Inc. and each other Person identified on the Schedule of Holders attached thereto.	8-K	001-43243	10.4	4/27/2026

10.5	Yesway, Inc. 2026 Incentive Award Plan.	S-8	333-295303	99.1	4/24/2026
10.6	Yesway, Inc. 2026 Employee Stock Purchase Plan.	S-8	333-295303	99.2	4/24/2026
10.7	Form of Option Agreement under 2026 Incentive Award Plan.	S-1	333-294679	10.14	3/27/2026
10.8	Form of Restricted Stock Unit Agreement under the 2026 Incentive Award Plan.	S-1	333-294679	10.15	3/27/2026
10.9	Form of Performance Stock Unit Award Agreement under 2026 Incentive Award Plan.	S-1	333-294679	10.16	3/27/2026
10.10	Non-Employee Director Compensation Policy	10-Q	001-43243	10.10	6/2/2026
10.11	Amended and Restated Offer Letter by and between Yesway, Inc. and Thomas N. Trkla.	10-Q	001-43243	10.11	6/2/2026
10.12	Amended and Restated Offer Letter by and between Yesway, Inc. and Ericka L. Ayles.	10-Q	001-43243	10.12	6/2/2026
10.13	Amended and Restated Offer Letter by and between Yesway, Inc. and Kurt M. Zernich.	10-Q	001-43243	10.13	6/2/2026
10.14	Amended and Restated Executive Severance Plans.	10-Q	001-43243	10.14	6/2/2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
§	Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yesway, Inc.

By:	/s/ Thomas N. Trkla
Thomas N. Trkla
Chief Executive Officer

Signature	Title	Date

/s/ Thomas N. Trkla	Chief Executive Officer and Director	August 13, 2026
Thomas N. Trkla	(Principal Executive Officer)

/s/ Ericka L. Ayles	Chief Financial Officer	August 13, 2026
Ericka L. Ayles	(Principal Financial Officer and Principal Accounting Officer)