Form 10-Q
period 2026-09-30
Yesway, Inc.
filed 2026-11-12
CIK 1859836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 31,185,561 shares of Class A common stock and 32,009,185 shares of Class B common stock outstanding as of November 12, 2026.

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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following:

●	changes in the global prices and availability of oil and petroleum products and general economic conditions that are out of our control, including interest rates;
●	our ability to successfully implement our rapid growth strategy;
●	our ability to maintain an adequate pipeline of suitable locations for new stores and manage the risks associated with new store development;
●	our ability to successfully recruit, hire, and retain qualified personnel;
●	our dependence upon market acceptance by consumers and our failure to offer products that meet our existing customers’ taste and attract new customers;
●	changes to wage regulations and other employment and labor laws;
●	changes in demand for fuel-based modes of transportation and advancements in technologies, such as hybrid and electric vehicles, that significantly reduce fuel consumption related to the public’s current general approach with regard to climate change and the effects of greenhouse gas emissions, among others;
●	our dependence on a limited number of suppliers for the majority of our gross fuel purchases and merchandise;
●	operational hazards and risks normally associated with marketing of petroleum products, as well as hazards and risks relating to the physical effects of weather and climate change;
●	changes to tobacco legislation, potential court rulings affecting the tobacco industry, campaigns to discourage smoking, increases in tobacco and nicotine products taxes, and wholesale cost increases of tobacco and nicotine products;
●	the significant influence that Brookwood Financial Partners, LLC continues to have over us, including control over decisions that require the approval of stockholders;
●	the Tax Receivable Agreement with the Continuing Equity Owners and Blocker Shareholders requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial; and
●	the other important factors discussed under “Risk Factors” in our final prospectus dated April 21, 2026, as filed with the SEC on April 23, 2026, pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Prospectus”) and in this Quarterly Report.

The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

•“IPO” refers to the initial public offering by Yesway, Inc. that was closed on April 23, 2026.

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

Yesway, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$104,572	$36,592
Accounts receivable, net of allowance for credit losses of $138 and $147 as of September 30, 2026, and December 31, 2025, respectively	53,536	24,538
Inventories	98,181	83,171
Prepaid expenses	4,250	6,158
Other current assets	16,573	13,235
Total current assets	277,112	163,694

Property and equipment, net	886,510	868,559
Intangible assets	283,068	280,946
Goodwill	277,996	277,996
Operating lease right-of-use assets, net	339,665	332,655
Finance lease right-of-use assets, net	1,845	1,931
Assets held for sale	—	16,501
Deferred tax assets	33,581	—
Other assets	10,244	6,892
Total assets	$2,110,021	$1,949,174

Yesway, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets, Continued (Unaudited)

(dollars in thousands)

	September 30, 2026	December 31, 2025
Liabilities, redeemable senior preferred membership interests, and stockholders'/members’ equity
Current liabilities:
Current maturities of debt	4,100	4,100
Current maturities of financing obligations	2,130	2,034
Current maturities of operating lease liabilities	5,848	5,417
Current maturities of finance lease liabilities	71	68
Due to affiliates	153	46
Accounts payable	120,293	72,964
Accrued expenses and other current liabilities	51,973	49,072
Total current liabilities	$184,568	$133,701

Debt, net of current maturities, debt discount, and debt issuance costs	378,162	428,211
Financing obligations, net of current maturities, debt discount, and debt issuance costs	221,290	222,851
Operating lease liabilities, net of current maturities	326,441	316,451
Finance lease liabilities, net of current maturities	2,125	2,180
Asset retirement obligations	10,516	10,096
Liabilities held for sale	—	1,422
Tax receivable agreement liability	92,263	—
Other noncurrent liabilities	9,973	11,465
Total liabilities	$1,225,338	$1,126,377

Commitments and contingencies (Note 16)

Redeemable senior preferred membership interests (0 and 150,000 shares authorized and outstanding, redemption value of $0 and $239,628 and liquidation preference amount of $0 and $239,628 as of September 30, 2026, and December 31, 2025, respectively)	—	239,628

Stockholders'/members' equity
Members' equity	—	582,070
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 31,185,561 issued and outstanding	3	—
Class B common stock, $0.0001 par value, 150,000,000 shares authorized, 32,009,185 issued and outstanding	3	—
Additional paid-in capital	394,457	—
Retained earnings	17,419	—
Total stockholders' equity attributable to Yesway, Inc./members' equity	411,882	582,070
Non-controlling interests	472,801	1,099
Total stockholders'/members’ equity	884,683	583,169
Total liabilities, redeemable senior preferred membership interests, stockholders' equity/members’ equity	$2,110,021	$1,949,174

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Yesway, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

s
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues (a)	$969,153	$715,885	$2,573,557	$1,993,876

Expenses:
Cost of goods sold (exclusive of depreciation and amortization, shown separately below) (a)	797,392	560,660	2,070,080	1,569,280
Salaries and employee benefits	59,140	50,645	164,469	149,773
Selling, general, and administrative expenses	60,733	53,301	163,902	147,596
Depreciation, amortization, and accretion	17,257	14,715	49,866	45,922
Goodwill impairment	—	1,390	—	1,390
Gain on disposal of assets	(4,120)	(270)	(3,699)	(2,461)
Total operating expenses	930,402	680,441	2,444,618	1,911,500
Income from operations	38,751	35,444	128,939	82,376
Other expense (income):
Interest expense, net	11,363	14,376	35,464	43,426
Impairment on equity investment	—	5,260	—	5,260
Change in fair value of derivative liability	—	(100)	—	(900)
Total other expense, net	11,363	19,536	35,464	47,786
Income before income tax expense	27,388	15,908	93,475	34,590
Income tax expense	2,593	5	8,790	163
Net income	24,795	15,903	84,685	34,427

Net income attributable to non-controlling interest	13,950	41	27,313	41
Net income attributable to Yesway, Inc. and subsidiaries	$10,845	$15,862	$57,372	$34,386

(a) Includes excise taxes of:	$67,770	$63,854	$193,053	$178,913

	Three Months Ended September 30, 2026		Period from April 23, 2026, to September 30, 2026
Earnings per share of Class A common stock:
Basic	$0.35		$0.56
Diluted	$0.34		$0.56

Weighted-average shares of Class A common stock:
Basic	31,185,561		31,133,387
Diluted	63,399,726		31,324,646

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Yesway, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Senior Preferred Membership Interests and Stockholders’/Members’ Equity

(Unaudited)

(dollars in thousands)

	Redeemable Senior Preferred		Members’	Common Stock		Common Stock		Additional Paid-In	Retained	Non-controlling	Total Stockholders'/ Members'
	Membership Interests		Equity	Class A		Class B		Capital	Earnings	Interest	Equity
	Units	Amount	Amount	Shares	Amount	Shares	Amount	Amount		Amount	Amount
Balance as of December 31, 2025	150,000	$239,628	$582,070	—	$—	—	$—	$—	$—	$1,099	$583,169
Distributions	—	(743)	(5,115)	—	—	—	—	—	—	—	(5,115)
Accretion	—	10,402	(10,402)	—	—	—	—	—	—	—	(10,402)
Net income	—	—	30,236	—	—	—	—	—	—	—	30,236
Balance as of March 31, 2026	150,000	$249,287	$596,789	—	—	—	—	—	—	$1,099	$597,888

Distributions	—	—	(18,395)	—	—	—	—	—	—	—	(18,395)
Accretion	—	2,236	(2,236)	—	—	—	—	—	—	—	(2,236)
Net income	—	—	9,717	—	—	—	—	—	—	—	9,717

Effects of the Transactions and IPO:
Recapitalization of Continuing Equity Owners	—	—	(585,875)	15,085,561	1	32,009,185	3	585,871	—	—	—
Issuance of Class A units sold in IPO and greenshoe, net of discounts of $20,930	—	—	—	16,100,000	2	—	—	301,068	—	—	301,070
IPO offering costs	—	—	—	—	—	—	—	(7,338)	—	—	(7,338)
Establishment of tax receivable agreement and corresponding deferred tax assets	—	—	—	—	—	—	—	(50,636)	—	—	(50,636)
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	(446,477)	—	446,477	—

Activity subsequent to the Transactions and IPO:
Redemption of redeemable senior preferred membership interests	(150,000)	(251,523)	—	—	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	—	—	—	6,574	13,363	19,937
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	30	—	(30)	—
Equity-based compensation	—	—	—	—	—	—	—	4,708	—	—	4,708
Balance as of June 30, 2026	—	—	—	31,185,561	3	32,009,185	3	387,226	6,574	460,909	854,715
Net Income	—	—	—	—	—	—	—	—	10,845	13,950	24,795
Additional IPO offering costs	—	—	—	—	—	—	—	(65)	—	—	(65)
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	959	—	(959)	—
Equity-based compensation	—	—	—	—	—	—	—	6,337	—	—	6,337
Sale of investment with non-controlling interest	—	—	—	—	—	—	—	—	—	(1,099)	(1,099)
Balance as of September 30, 2026	—	$—	$—	31,185,561	$3	32,009,185	$3	$394,457	$17,419	$472,801	$884,683

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Yesway, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Redeemable Senior Preferred Membership Interests, Stockholders’/Members’ Equity, Continued (Unaudited)

(dollars in thousands)

	Redeemable Senior Preferred		Members’	Non-controlling	Total Members’
	Membership Interests		Equity	Interest	Equity
	Units	Amount
Balance as of December 31, 2024	150,000	$203,839	$573,654	$1,076	$574,730
Distributions	—	—	(2,367)	(26)	(2,393)
Accretion	—	8,394	(8,394)	—	(8,394)
Net loss	—	—	(5,634)	—	(5,634)
Balance as of March 31, 2025	150,000	$212,233	$557,259	$1,050	$558,309
Distributions	—	(579)	(3,823)	—	(3,823)
Accretion	—	8,744	(8,744)	—	(8,744)
Net income	—	—	24,157	—	24,157
Balance as of June 30, 2025	150,000	220,398	568,849	1,050	569,899
Distributions	—	—	(3,003)	8	(2,995)
Accretion	—	9,078	(9,078)	—	(9,078)
Net income	—	—	15,862	41	15,903
Balance as of September 30, 2025	150,000	$229,476	$572,630	$1,099	$573,729

Yesway, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

Nine months ended September 30,	2026	2025
Cash flows from operating activities
Net income	$84,685	$34,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	49,866	45,922
Amortization of right-of-use assets	9,182	6,558
Amortization of deferred financing cost	3,233	3,204
Allowance for credit losses	9	10
Gain on disposal of assets	(3,699)	(2,461)
Equity-based compensation	11,045	—
Deferred income tax	8,046	—
Change in fair value of derivative liability	—	(900)
Impairment on equity investment	—	5,260
Goodwill impairment	—	1,390
Changes in operating assets and liabilities, net
Accounts receivables	(15,225)	(7,282)
Inventories	(18,563)	(1,423)
Prepaid expenses	1,908	642
Other current assets - BTS	(2,676)	—
Other current assets - Other	(662)	(298)
Accounts payable - Fuel	44,191	10,852
Accounts payable - Other	2,513	1,758
Accrued expenses and other current liabilities	2,551	9,171
Lease liabilities	(3,934)	(3,402)
Other noncurrent liabilities	(1,572)	—
Due to/(from) affiliates	106	—
Net cash provided by operating activities	171,004	103,428

Cash flows from investing activities
Purchase of property and equipment	(71,813)	(59,487)
Acquisition of intangible assets	(2,123)	(2,829)
Proceeds from sale of assets	8,152	4,435
Other investing activities	(2,829)	(309)
Net cash used in investing activities	(68,613)	(58,190)

Cash flows from financing activities
Proceeds from revolver	—	15,000
Repayment of revolver	(50,000)	(35,000)
Repayment of borrowings from term loan	(3,075)	(3,075)
Cash paid for debt issuance costs	(110)	(608)
Proceeds from financing obligation	2,489	4,977
Repayment of financing obligation with lessors	(1,555)	(1,554)
Repayment of financing leases	(51)	(48)
Proceeds from issuance of common stock	301,070	—
Cash paid for IPO issuance costs	(7,403)	—
Distributions to redeemable senior preferred membership interests	(252,266)	(579)
Distributions to members	(23,510)	(9,193)
Net cash used in financing activities	(34,411)	(30,080)

Increase (decrease) in cash and cash equivalents	67,980	15,158

Cash and cash equivalents, beginning of period	36,592	32,720

Cash and cash equivalents, end of period	$104,572	$47,878

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Yesway, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

Nine months ended September 30,	2026	2025
Cash paid for:
Interest, net of amounts capitalized	$34,548	$40,278
Income taxes	$707	$163

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fixed asset purchases in Accounts payable - Other	$3,857	$8,266
Fixed asset purchases in Accrued expenses and other current liabilities	$3,206	$2,798
Right-of-use assets acquired by assumption of operating leases	$16,318	$83,645
Remeasurement of lease liabilities and Right-of-use assets	$95	$2,323
Asset retirement obligations capitalized in fixed assets	$59	$316
Accretion of Redeemable senior preferred membership interests	$12,638	$26,216
Distribution to Non-controlling interests	$—	$18
Recapitalization of Continuing Equity Owners	$585,875	$—
Recording amounts payable pursuant to tax receivable agreement	$92,263	$—
Recording deferred tax assets related to tax receivable agreement liability	$41,627	$—
Allocation of equity to Non-controlling interests	$472,801	$—
Receivable arising from the sale of a disposal group	$13,783	$—

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

As of September 30, 2026, Yesway and its subsidiaries (the “Company”) operate 422 convenience stores in eight states and one liquor store. This reflects the disposal of its Iowa and Kansas convenience stores during the three months ended September 30, 2026, as discussed further in Note 3. Assets and Liabilities Held for Sale. Since inception, the Company has grown through acquisition and construction of new stores.

The Company’s convenience stores offer a broad selection of merchandise, fuel, and other products and services designed to appeal to the convenience needs of the Company’s customers. The Company has funded its operations, acquisitions, and construction costs primarily with proceeds from funds raised by the Company, the issuance of redeemable senior preferred membership interests, financing from build-to-suit landlords, as well as credit facilities from its banks.

IPO

On April 23, 2026, the Company completed an initial public offering by issuing 14,000,000 shares of Class A common stock (as defined below) at a price to the public of $20.00 per share. On April 27, 2026, the Company completed the sale of 2,100,000 shares of Class A common stock following the underwriters’ exercise in full of their overallotment option. From the IPO, including the exercise of the underwriters’ overallotment option, the Company received $301,070 in proceeds, net of underwriting discounts and commissions, which was used to purchase an aggregate of 16,100,000 LLC Interests of Ultimate Parent and Ultimate Parent utilized $251,523 of the net proceeds it received from the sale of LLC Interests to Yesway, Inc. to fully redeem the Redeemable Senior Preferred Member Interests and $10,000 of the net proceeds to pay down its Revolving Credit Facility.

Transactions

Yesway and Ultimate Parent completed a series of transactions (“Transactions”), including the following:

●	Yesway’s certificate of incorporation was amended and restated to, among other things, (i) create a class of common stock designated as Class A common stock with voting and economic rights, (ii) reclassify the existing shares of common stock into shares of Class A common stock, and (iii) create a class of common stock designated as Class B common stock, with voting rights but no economic rights.
●	Yesway acquired the Blocker Companies, which were owners of LLC Interests in Ultimate Parent prior to the Transactions and are taxable as corporations for U.S. federal income tax purposes. Yesway issued to the Blocker Companies’ owners 15,085,561 shares of Class A common stock of the Company, and the Blocker Companies merged with and into Yesway’s wholly owned merger subsidiaries, with Yesway’s merger subsidiaries surviving;
●	Yesway issued 32,009,185 shares of Class B common stock to the continuing equity owners of Ultimate Parent (the “Continuing Equity Owners”), which is equal to the number of LLC Interests held directly or indirectly by such Continuing Equity Owners immediately prior to the IPO; and
●	Ultimate Parent’s limited liability agreement (“LLC Agreement”) was amended and restated to, among other things, (i) recapitalize all existing ownership interests in the Ultimate Parent into a single class of common units (“LLC Interests”), (ii) exchange all of the then existing membership interests of the holders of Ultimate Parent into LLC Interests, and (iii) appoint the Company as the sole managing member of Ultimate Parent upon its acquisition of LLC Interests.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Amended and Restated Certificate of Incorporation

Yesway’s Amended and Restated Certificate of Incorporation (which was filed with the Secretary of State of the State of Delaware on April 21, 2026) provides for among other things, the (i) authorization of 500,000,000 shares of Class A common stock, with a par value of $0.0001 per share (“Class A common stock”); (ii) authorization of 150,000,000 shares of Class B common stock, with a par value of $0.0001 per share (“Class B common stock”); (iii) authorization of 10,000,000 shares of preferred stock, with a par value of $0.0001 per share (“Preferred Stock”) that may be issued from time to time by the Company’s Board of Directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered terms.

2.	Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations and should be read in conjunction with the Company’s latest audited annual financial statements.

In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026, and December 31, 2025, and its results of operations for the three and nine months ended September 30, 2026, and September 30, 2025, and cash flows for the nine months ended September 30, 2026, and September 30, 2025.

Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are immaterial and had no effect on the previously reported results of operations, total assets, and net cash flows.

Principles of consolidation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company include the accounts of Ultimate Parent and its subsidiaries. All of Ultimate Parent’s subsidiaries are wholly-owned. The Company consolidates Ultimate Parent as a variable interest entity (“VIE”) in accordance with FASB ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires the consolidation of VIEs in which the entity is defined as the primary beneficiary of the VIE. To be a primary beneficiary, an entity must have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, among other factors. The Company has assessed its variable interests in this entity and determined that the Company has the power to direct those activities. As a result, Ultimate Parent and its subsidiaries’ financial position and results of operations are consolidated in the Company’s accompanying unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Income. The assets and liabilities of Ultimate Parent represent substantially all of the consolidated assets and liabilities of Yesway, except for amounts related to the tax receivable agreement which are attributable to Yesway.

All intercompany balances and transactions have been eliminated in consolidation.

Non-controlling interests

The non-controlling interests on the accompanying unaudited Condensed Consolidated Statements of Income primarily represent the portion of earnings attributable to the economic interest in Ultimate Parent held by Continuing Equity

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Owners. As of September 30, 2026, the non-controlling interests were 50.7%. Net income of $13,950 and $27,313 was allocated to this non-controlling interest during the three and nine months ended September 30, 2026, respectively, and $0 during both the three and nine months ended September 30, 2025.

On September 28, 2026, the Company sold its investment in RE Energy Company, LLC (“RE Energy”), which had a non-controlling interest with the right to receive distributions related to a patronage program of RE Energy’s fuel distributor. Net income of $0 was allocated to this non-controlling interest during both the three and nine months ended September 30, 2026. Net income of $41 was allocated to this non-controlling interest during both the three and nine months ended September 30, 2025.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Among the estimates made by management are (i) estimated fair value of assets and liabilities acquired in a business combination or asset acquisition and identification of goodwill and intangible assets, (ii) assumptions used to evaluate goodwill, (iii) assumptions used to evaluate property and equipment and intangible assets for impairment, (iv) assumptions used to determine the fair value of leased properties, (v) accruals and contingent liabilities, and (vi) fair value of derivatives.

Although the Company believes its estimates are reasonable, actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and investments with original maturity dates of three months or less at the time of purchase. The carrying value of cash and cash equivalents approximates fair value.

Accounts receivable and allowance for credit losses

Below is a summary of the receivable values at September 30, 2026, and December 31, 2025, with a beginning balance at January 1, 2025, for the amount of $22,128:

	September 30, 2026	December 31, 2025
Trade accounts receivable	$38,991	$23,707
Lottery accounts receivable	519	684
Receivable from sale of disposal group	13,783	—
Other accounts receivable	381	294
Allowance for credit losses	(138)	(147)
Accounts receivable, net	$53,536	$24,538

At September 30, 2026, and December 31, 2025, all of the Company’s accounts receivable were classified as current assets and there were no non-standard payment terms.

Inventories

Inventories primarily consist of merchandise in the Company’s stores and fuel. Merchandise is stated at the lower of cost or market using the average retail method. Fuel inventories use a weighted-average cost. The Company also carries supply and equipment parts inventory necessary to keep store facilities and equipment in working order.

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

Inventories consist of the following:

	September 30, 2026	December 31, 2025
Fuel	$36,145	$21,097
Merchandise	62,036	62,074
Total inventories	$98,181	$83,171

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

The Company establishes inventory reserves to record its inventory at the lower of cost or net realizable value. A portion of the inventory reserves represent an amount for excess and slow-moving inventory on hand that is expected to be written off or otherwise disposed of below cost at a future date. The Company’s estimate of the appropriate amount of the excess and slow-moving inventory reserve utilizes certain inputs and involves judgment. The inventory reserve was $950 at both September 30, 2026, and December 31, 2025, which is included in Inventories in the accompanying unaudited Condensed Consolidated Balance Sheets.

Other current assets

The Company accounts for costs incurred for construction-in-progress and pending reimbursements under build-to-suit sale-leaseback arrangements (“BTS Arrangements”) within Other current assets in the accompanying unaudited Condensed Consolidated Balance Sheets. The costs consist primarily of payments made by the Company to purchase assets where the Landlords are the accounting owner. The costs are expected to be reimbursed by the Landlords.

	September 30, 2026	December 31, 2025
BTS Arrangements	$13,029	$10,352
Other	3,544	2,883
Total other current assets	$16,573	$13,235

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets of businesses acquired. The Company performs an annual impairment test of its goodwill unless interim indicators of impairment exist. The testing of goodwill for impairment is performed at a level referred to as a reporting unit. A reporting unit is either the “operating segment level” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires an assessment as to whether the operations below the operating segment constitute a self-sustaining business, in which case testing is generally required to be performed at this level. The Company has determined that it has one operating segment and one reporting unit. The Company’s annual impairment testing date is October 1 of each fiscal year. U.S. GAAP permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the quantitative impairment test. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. At September 30, 2026, there were no triggering events.

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

The assets and liabilities are classified as non-current when proceeds are expected to be used to repay long-term debt. The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell and recognize any loss in the period in which the held for sale criteria are met. Gains are not recognized until the date of sale. The Company ceases depreciation and amortization of assets within a disposal group, upon their designation as held for sale and subsequently assesses fair value less any costs to sell at each reporting date until the asset or disposal group is no longer classified as held for sale.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Self-insurance reserves

The Company self-insures its health and dental benefits offered to its employees. To mitigate the risk of self-insured healthcare claims costs, the Company purchased stop-loss insurance that shifts the financial liability back to the insurance provider if specific claim and expense amounts are in excess of $200. The self-insurance reserve is determined actuarially at each quarter end based on claims filed and an estimate of claims incurred but not yet reported. At September 30, 2026, and December 31, 2025, self-insurance reserves of $3,207 and $3,904 respectively, are included in Accrued expenses and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. The Company recorded expenses totaling $2,870 and $8,248 related to self-insured health care claims during the three and nine months ended September 30, 2026, respectively, and $2,528 and $5,922 for the three and nine months ended September 30, 2025, respectively, which are recorded in Salaries and employee benefits expenses in the accompanying unaudited Condensed Consolidated Statements of Income.

Self-insurance reserves were made for estimated liabilities associated with workers’ compensation and general liability. The reserve estimate is based on an actuarial evaluation of the Company’s history of claims, industry benchmark factors, and specific event analysis. At September 30, 2026, and December 31, 2025, self-insurance reserves of $6,541 and $5,550, respectively, for workers’ compensation and general liability reserve on a discounted basis are included in Accrued expenses and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets.

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

The following table disaggregates the Company’s revenue by major source for the three and nine months ended September 30, 2026, and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Fuel sales	$713,472	$470,500	$1,850,915	$1,311,499
Inside merchandise sales	246,449	236,925	700,231	662,107
Other revenues	9,232	8,460	22,411	20,270
Total revenues	$969,153	$715,885	$2,573,557	$1,993,876

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

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Earned rewards expire between one month and one year, depending on the program. The Company determines the loyalty reward obligations based on the relative standalone selling price. Liabilities for unredeemed awards are accrued until redemption or expiration and, upon redemption and expiration, recorded as an adjustment to Other revenues.

Changes in the loyalty rewards program liability are included in Accrued expenses and other current liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets were as follows:

September 30, 2026
Loyalty rewards liability, beginning balance	$3,456
Revenue deferred	5,068
Revenue recognized	(5,185)
Loyalty rewards liability, ending balance	$3,339

The Company expects all loyalty rewards outstanding as of September 30, 2026, to be recognized within one year.

Excise tax

Excise taxes of $67,770 and $193,053 for the three and nine months ended September 30, 2026, respectively, and $63,854 and $178,913 for the three and nine months ended September 30, 2025, respectively, on retail fuel sales are included in total revenues and cost of goods sold.

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

Fuel supplier incentives and allowances may include a discount for prompt payment, temporary volume allowances, and other volume rebates. Prompt payment discounts from suppliers are based on a percentage of the purchase price of motor fuel and the dollar value of these discounts varies with motor fuel prices. These incentives and allowances are recorded as reduction to the cost of goods sold.

The Company receives payments for vendor allowances and volume rebates from various suppliers of convenience store merchandise. Vendor allowances for price markdowns are credited to the Cost of goods sold (exclusive of depreciation and amortization) during the period the related markdown is realized. Volume rebates of merchandise are recorded as reductions to the cost of goods sold when the merchandise that qualifies for the rebate is sold. Slotting and stocking allowances received from a vendor are recorded as a reduction to the cost of goods sold over the period covered by the agreement.

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

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

In any period in which the Company acquires additional units of Ultimate Parent by means of an exchange transaction, the Company records related income tax effects as an adjustment to equity. (See Tax receivable agreement liability below.)

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

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would not be able to realize deferred taxes in the future, the Company would make an adjustment to the deferred tax asset valuation allowance, which would increase the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of Income tax expense in the accompanying unaudited Condensed Consolidated Statements of Income.

Tax receivable agreement liability

In connection with the IPO and the Transactions, the Company entered into the Tax Receivable Agreement (“TRA”) with Ultimate Parent, the Continuing Equity Owners, and the Blocker Shareholders. The TRA provides for the cash payment of 85% of the amount of income tax benefits, if any, that the Company actually realizes or, in certain circumstances is deemed to realize, as a result of (i) the Company’s allocable share of the existing tax basis in the assets of Ultimate Parent and its flow-through subsidiaries, which tax basis is attributable to the LLC Interests acquired in connection with the Transactions, (ii) the increase in the Company’s allocable share of the tax basis of Ultimate Parent’s assets resulting from (a) any future redemptions or exchanges of LLC Interests from the Continuing Equity Owners and (b) certain distributions (or deemed distributions) by Ultimate Parent (iii) the Company’s allocable share of the existing tax basis in Ultimate Parent and its flow-through subsidiaries at the time of any redemption or exchange of LLC Interests which tax basis is attributable to the LLC Interests being redeemed or exchanged and acquired by the Company (any such resulting basis increases and/or allocable shares of existing basis described in clauses (i) through (iii), “Basis Adjustments”), and (iv) certain additional tax benefits (such as interest deductions) attributable to payments that are made under the TRA. Payments under the TRA may be based on certain simplifying assumptions regarding the determination of the tax benefits that are realized or are deemed to be realized from the covered tax attributes, which may result in payments pursuant to the TRA in excess of those that would result if such assumptions were not made. No party to the TRA will reimburse the Company for any payments previously made if such basis increases or other benefits are subsequently disallowed, except that excess payments made to the TRA party will be netted against future cash payments that would otherwise be made under the TRA, to such TRA party, if any, after determination of such excess. The Company accounts for the TRA in accordance with ASC Topic 450, Contingencies. As such, subsequent changes in the value of the TRA liability between reporting periods are recognized in the accompanying unaudited Condensed Consolidated Statements of Income.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Concentration of suppliers

The Company procures most of its fuel products under branded fuel supply agreements with two major oil companies. The supply agreements provide formula-based pricing and minimum volume commitments. The Company’s branded fuel purchases totaled approximately 91% and 88% for both the three and nine months ended September 30, 2026, respectively, and 87% and 89% for the three and nine months ended September 30, 2025, and exceeded their minimum volume purchase commitments. The Company may also purchase unbranded fuel from other suppliers to supply unbranded sites. Fuel products are received at various fuel terminals throughout markets in which the Company operates and are transported to stores through common carriers. While the Company believes other fuel suppliers could supply product at similar or more favorable terms, there is a risk that an alternative supplier would not be immediately available or would not meet the current contracted pricing agreement, resulting in a material effect on the Company’s business, cost of goods sold, and results of operations.

The Company also purchased approximately 54% for both the three and nine months ended September 30, 2026, respectively, and 53% and 54% for the three and nine months ended September 30, 2025, of general merchandise and supplies from three wholesale grocers. While the Company believes other wholesale grocers could supply general merchandise at similar or more favorable terms, there is a risk an alternative supplier would not be immediately available or would not meet the current pricing resulting in a material effect on the Company’s business, costs of goods sold, and results of operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company invests a portion of its cash and cash equivalents with nonaffiliated institutions, which, at times, may exceed federally insured limits and which management believes to have strong credit ratings. The Company has not experienced any losses on its deposits of cash or cash equivalents. Federal insurance coverage was limited to $250 per depositor at each financial institution. As of September 30, 2026, and December 31, 2025, there were approximately $101,291 and $29,004, respectively, in accounts that were in excess of federally insured limits. Concentrations of credit risk with respect to accounts receivable are limited due to the credit worthiness of the Company’s credit card processors, vendors, tenants, and customers. Management regularly monitors the creditworthiness of its counterparties and believes that it has adequately provided for any exposure to expected credit losses.

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

Unit incentive plan

Prior to the IPO, employees of the Company were eligible to participate in the Unit Incentive Plan (the “UIP”). The UIP was designed as profit interests for plan participants (the “UIP Participants”) to share in any future appreciation of the

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Company after the Members receive the agreed upon distribution of $762,110, thereby aligning the interests of UIP Participants with those of the Company’s Members. The Company authorized the issuance of up to 2.5% Series P member interests (“Series P Interests”) for UIP Participants which were fully issued. Series P Interests were subject to vesting, repurchase rights upon cessation of employment, and other events defined within the Plan. Series P Interests vested over a four-year period as long as the Participant has provided continuous employment, consulting, or other service to the Company, one of its Affiliates or an Affiliate through each vesting date. The Series P Interests were all fully vested as of December 31, 2024. Vested Series P Interests were exchanged for LLC Interests on a “value-for-value” basis based on the fair market value of the Series P Interests at the time of the IPO and the Transactions and the Class A common stock price in the IPO, and taking into account applicable participating thresholds.

Redeemable senior preferred membership interests

The Company accounted for members’ interest subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. The redeemable senior preferred membership interests were redeemable upon the occurrence of certain deemed liquidation events which are outside of the Company’s control and therefore are classified outside of permanent equity. The redeemable senior preferred membership interests are recorded net of issuance costs and discounts and are being accreted to their expected redemption amount using the effective interest method over the expected term of the instrument. The Company recorded accretion of $0 and $12,638 during the three and nine months ended September 30, 2026, respectively, and $9,078 and $26,216 during the three and nine months ended September 30, 2025, respectively, which is considered a deemed dividend.

The redeemable senior preferred membership interests contained an embedded derivative which required bifurcation and mark-to-market treatment each period with changes in fair value recognized in earnings in accordance with ASC 815-15, Derivatives and Hedging – Embedded Derivatives. See also Note 14 Fair Value Measurements.

The interests were fully redeemed with proceeds from the IPO.

Lease accounting

Leases are classified and reported in accordance with FASB ASC 842, Leases (“ASC 842”). The Company leases certain properties under non-cancellable leases whose base terms are typically 10 to 20 years and generally provide options that permit renewals for additional periods. The Company recognizes a right-of-use asset representing its right to use the underlying assets for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability are initially measured at the present value of the lease payments using the implicit rate in the lease agreement when it is readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate of debt over the term of the lease. The Company includes lease payments from renewal options in the measurement of its right-of-use assets and lease liabilities when the renewal options are reasonably certain to be exercised. Minimum lease payments are expensed on a straight-line basis over the term of the lease including renewal periods that are reasonably expected to be exercised. In addition to minimum lease payments, certain leases provide for fixed or indexed-based increases and may also include additional payments based on the Company’s sales volumes. The Company is typically responsible for payment of real estate taxes, maintenance expenses, and insurance related to the leased properties. All variable-based increases or additional lease expenses are expensed as incurred and not included in the Company’s recognized lease liabilities.

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

Asset retirement obligations

The following is a roll forward of the asset retirement obligations at September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
Balance at beginning of period	$10,096	$10,854
Accretion expense	476	635
Liabilities settled	(109)	(141)
Revisions in estimated cash flows	—	(178)
Liabilities incurred	59	348
Liabilities classified as held for sale	(6)	(1,422)
Balance at end of period	$10,516	$10,096

Earnings per share

Basic earnings per share is calculated by dividing the net income by the weighted-average number of shares of the Company’s Class A common stock outstanding for the period, without consideration for potential dilutive shares of common stock. Shares of Class B common stock, RSUs, and PSUs are not entitled to receive any distributions or dividends and are, therefore, excluded from this report since they are not participating securities. The Company calculated diluted earnings per share using the treasury stock method for RSUs and the if-converted method for LLC Interests which are exchangeable at the Company’s election for the Company’s Class A common stock.

The Company did not include earnings per share for the pre-IPO period as part of its financial statements. All earnings prior to April 23, 2026, the date of completion of the IPO, were entirely allocable to the non-controlling interests and, as a result, earnings per share information is not applicable for the reporting periods prior to this date. Consequently, only earnings per share for net income for periods including and subsequent to April 23, 2026, are presented.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Segment reporting

The Company manages its business activities on a consolidated basis and operates as a single operating segment. The Company primarily derives its revenue in the United States by operating convenience stores that offer a broad selection of merchandise, fuel, and other products and services designed to appeal to the convenience needs of the Company’s customers. The Company’s stores sell similar products and services, use similar processes to sell those products and services, and sell their products and services to similar classes of customers. The Chief Operating Decision Maker (“CODM”) is the Chairman and Chief Executive Officer. The CODM evaluates performance using Net income, as reported in the Company’s accompanying unaudited Condensed Consolidated Statements of Income. This metric is used to make operational and strategic decisions, prepare the Company’s annual plan, and allocate resources. The measurement of segment assets is reported in the accompanying unaudited Condensed Consolidated Balance Sheets as Total assets.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general, and administrative, and research and development). The amendments will require public entities or private companies that are in the process of going public to disclose specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The new standard is effective for the Company’s annual periods beginning January 1, 2027, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

The Company is currently evaluating this standard to determine its impact on the financial statements and footnote disclosures.

3.	Assets and Liabilities Held for Sale

In the first quarter of 2025, the Company committed to a plan to sell a disposal group that includes all of its 29 operating Iowa and Kansas convenience stores. The assets and related liabilities were classified as held for sale as of March 31, 2025. These assets and liabilities were not considered significant to the Company and did not represent a strategic shift. As of June 30, 2026, an addition of one closed location was added to the disposal group.

As of September 30, 2026, the Company completed the sale of the disposal group and certain working capital for $20,571. Cash proceeds of $6,788 were received by the Company at closing of the sale. The remaining $13,783 was recorded as a receivable and included within Accounts receivable, net in the accompanying unaudited Condensed Consolidated Balance Sheet. The Company recognized a pre-tax gain on the sale of $1,622 which is recorded at Gain on disposal of assets in the accompanying unaudited Condensed Consolidated Statements of Income.

As of December 31, 2025, the major classes of assets and liabilities associated with the disposal group were classified within Assets held for sale and Liabilities held for sale on the Consolidated Balance Sheet and consisted of the following:

Carrying Amount
as of
Assets	December 31, 2025
Goodwill	$1,460
Property and equipment, net	15,041
Total assets held for sale	$16,501

Carrying Amount
as of
Liabilities	December 31, 2025
Asset retirement obligations	$1,422
Total liabilities held for sale	$1,422

4.	Property and Equipment

During each of the three and nine months ended September 30, 2026, the Company disposed of certain assets for total proceeds of $260 and $878, resulting in a gain of $142 and a loss of $357, respectively. During the three and nine months ended September 30, 2025, the Company disposed of certain assets for total proceeds of $415 and $4,168, respectively, resulting in a gain of $266 and $2,385, respectively.

Property and equipment consist of the following:

	September 30, 2026	December 31, 2025
Land	$188,732	$182,433
Buildings and improvements	564,974	535,982
Equipment	237,682	216,717
Tanks	161,437	158,833
Construction in process	25,573	17,530
	1,178,398	1,111,495
Less: accumulated depreciation and amortization	(291,888)	(242,936)
Property and equipment, net	$886,510	$868,559

Depreciation and amortization expense was $17,105 and $49,390 for the three and nine months ended September 30, 2026, respectively. Depreciation and amortization expense was $14,541 and $45,466 for the three and nine months ended September 30, 2025, respectively.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

5.	Leases

During the three and nine months ended September 30, 2026, and 2025, the Company entered into lease and disbursement agreements (the “BTS Arrangements”) with certain landlords. Under the BTS Arrangements, the Company identifies suitable parcels of land for convenience stores and such sites may be (i) initially owned by the Company and sold to the landlord, (ii) under a binding purchase and sale agreement which is then assigned to the landlord, or (iii) acquired by the landlord directly from a third-party. The Company prepares development and construction plans which are approved by the landlord. The Company then engages and supervises third-party contractors to complete the construction of the stores which the landlord funds and legally owns. In some cases, the Company may begin construction prior to legal sale to landlord.

The landlords are expected to fund the majority of the overall construction costs and related improvements. Each individual lease commences upon the substantial completion of each store, and the rent commencement date is expected to occur simultaneously. The initial term of each lease is approximately 20 years with a Company option to extend for two additional four-year terms. The Company assessed the renewal options and has included periods in the lease term for which renewal is reasonably certain to be exercised. The Company pays base rent to the landlord in an amount determined based on the total costs funded by landlord and the base rent payments increase 2.0% annually. The Company has a right of first offer to purchase properties at a price determined by the landlord. The Company cannot exercise its right of first offer without action first taken by the landlord. Thus, the Company does not control the asset, and the right of first offer is not a repurchase option under ASC 842. During the term, the Company will also pay all operating expenses, taxes, and any other expenses payable under each lease.

The Company finished construction at two stores under the BTS Arrangements during the nine months ended September 30, 2026. The respective leases commenced and are included as components of the Company’s initial operating lease liabilities in the amount of $14,934 and initial Right-of-use assets in the amount of $15,144 as of September 30, 2026, in the accompanying unaudited Condensed Consolidated Balance Sheets.

Lease costs consist of the following:

The components of lease expenses, including base rent, variable lease costs primarily consisting of rent based on a percentage of sales and common area maintenance are included in the accompanying unaudited Condensed Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$29	$29	$86	$86
Interest on lease liabilities	30	31	89	92
Operating lease cost	9,759	8,027	27,928	21,979
Variable lease cost	22	24	67	69
Short-term lease cost	11	14	26	9
Total lease costs, net	$9,851	$8,125	$28,196	$22,235

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Weighted-average remaining lease terms and weighted-average discount rates for outstanding leases were as follows:

Nine months ended September 30,	2026		2025
Operating cash outflows for finance leases	$89		$92
Operating cash outflows for operating leases	$22,682		$18,912
Financing cash outflows for finance leases	$51		$48
Weighted-average remaining lease-term - finance lease	16.6	years	17.5	years
Weighted-average remaining lease-term - operating lease	17.6	years	18.4	years
Weighted-average discount rate - finance lease	5.49%		5.48%
Weighted-average discount rate - operating lease	7.69%		7.65%

Future minimum payments under the finance leases and operating leases with initial or remaining terms of one year or more consist of the following as of September 30, 2026:

Years ending	Finance leases	Operating leases
2026 (remaining period)	$47	$7,687
2027	188	31,131
2028	189	31,283
2029	189	31,598
2030	198	32,174
Thereafter	2,590	494,744
Total minimum lease payments	3,401	628,617
Less: amount representing interest	1,205	296,328
Present value of net minimum lease payments	$2,196	$332,289

6.	Debt

On April 2, 2021, the Company entered into a credit facility which was subsequently amended on November 23, 2022 (the “2021 Credit Facility”). The 2021 Credit Facility includes a $410,000 term loan (the “2021 Term Loan”) with a seven-year maturity and a $150,000 revolver (the “2021 Revolver”) with a five-year maturity. The 2021 Credit Facility was further amended on May 26, 2023 (the “2023 Amendment”) to replace the benchmark interest rate from LIBOR to SOFR as of July 1, 2023, and to adopt other conforming changes. The Company elected to apply the optional expedient within FASB ASC 848, Reference Rate Reform, and determined that the 2023 Amendment was a debt modification in accordance with FASB ASC 470-50, Debt – Modifications and Extinguishments. There was no material impact to the accompanying unaudited Condensed Consolidated Financial Statements for these changes.

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

The 2021 Term Loan principal is payable in quarterly installments of $1,025, with a balloon payment of the remaining outstanding balance due upon maturity in April 2028. As of September 30, 2026, the interest rate under the 2021 Term Loan is SOFR plus 350 basis points (7.52% as of September 30, 2026).

The 2021 Revolver includes $150,000 of borrowing capacity, of which $3,027 is committed to undrawn letters of credit. As of September 30, 2026, there are no outstanding borrowings under the 2021 Revolver facility. Any future borrowings will bear interest at SOFR plus 225 basis points (6.15% as of September 30, 2026). The Company is required to pay a

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

commitment fee on the undrawn portion of the 2021 Revolver at a rate of 30 basis points. Borrowings on the 2021 Revolver are due upon maturity in April 2028.

Debt components as of September 30, 2026, and December 31, 2025, are summarized as follows:

	September 30, 2026	December 31,2025
2021 Term Loan (effective interest rate of 8.51% and 9.11% as of September 30, 2026, and December 31, 2025, respectively)	$388,475	$391,550
2021 Revolver (effective interest rate of not applicable and 7.63% as of September 30, 2026, and December 31, 2025, respectively)	—	50,000
Total debt	388,475	441,550
Less: debt discount and debt issuance costs	(6,213)	(9,239)
Less: current maturities of debt	(4,100)	(4,100)
Debt, net of current maturities, debt discount, and debt issuance costs	$378,162	$428,211

Scheduled principal payments of debts as of September 30, 2026, are as follows:

Years ending	Amount
2026 (remaining period)	$1,025
2027	4,100
2028	383,350
Total	$388,475

The 2021 Term Loan and 2021 Revolver are prepayable in accordance with the loan agreements without a prepayment penalty. In addition to contractually scheduled maturities, if certain excess free cash flow thresholds are achieved, as defined by the 2021 Credit Facility, and there is an outstanding balance on the 2021 Term Loan at the end of the respective calendar year, the Company will be obligated to prepay a certain amount of principal, as defined by the 2021 Credit Facility, within 125 days of the respective calendar year end. The 2021 Credit Facility is guaranteed by the Company. Under the 2021 Credit Facility, the Company is required to maintain compliance with certain financial and non-financial covenants. As of September 30, 2026, the Company was in compliance with its covenants.

Interest activity for debt for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest incurred	$7,371	$9,410	$22,910	$28,702
Amortization of debt discount and debt issuance costs	1,013	1,108	3,135	3,076
Less: Amounts capitalized	(195)	—	(692)	—
Interest expense	$8,189	$10,518	$25,353	$31,778

7.	Financing obligations, net

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

In lieu of recognizing lease expenses for the lease rental payments, the Company incurs interest expense associated with the financing obligation. Interest expense of $3,828 and $11,522 was recorded for the three and nine months ended September 30, 2026, respectively, and of $3,774 and $11,409 was recorded for the three and nine months ended September 30, 2025, respectively. The financing obligation will amortize through expiration of the leases based upon the lease rental payments which were $513 and $1,513 for the three and nine months ended September 30, 2026, respectively, and $481 and $1,423 for the three and nine months ended September 30, 2025, respectively. The rent payable under the lease agreements escalates at the lesser of either 1.5% or 1.5x of the increase in the Consumer Price Index (“CPI”). The estimated future payments in the table below include payments and adjustments to reflect estimated payments as described in the lease agreements. As the annual increases are considered contingent on what the change in CPI will be, the estimated future payments in the table below are not adjusted for minimum annual increases. Contingent payments and payments on account of CPI increases are recorded as interest expense as incurred. The Company incurred $1,276 in financing costs associated with these transactions which were capitalized and are being amortized over the life of the lease.

The components of the financing obligations associated with 2019 sale-leaseback transaction are summarized as follows:

	September 30, 2026	December 31, 2025
Net principal payments under financing obligations	$224,258	$225,771
Less: current maturities of financing obligations	(2,130)	(2,034)
Less: debt discount and debt issuance costs, net of accumulated amortization of $438 and $390 as of September 30, 2026, and December 31, 2025, respectively	(838)	(886)
Long-term Financing Obligation, net of amounts representing current maturities, debt discount, and debt issuance costs	$221,290	$222,851

Future minimum payments related to the financing obligations are summarized below:

Years ending	Amount
2026 (remaining period)	$4,148
2027	17,110
2028	17,110
2029	17,110
2030	17,110
Thereafter	503,415
Total	576,003
Less: imputed interest	(351,745)
Total	$224,258

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Build-to-suit sale-leaseback arrangements (“BTS Arrangements”)

During the three months ended September 30, 2026, and year ended December 31, 2025, the Company entered into BTS Arrangements with buyer-lessors. These transactions resulted in the Company remaining the accounting owner of the land until lease commencement as sale treatment cannot be determined until lease commencement, which is generally upon construction completion and store opening. Accordingly, the proceeds received from the sale of land are recorded as financing obligations until the lease commences and sale treatment can be evaluated.

Classification of the leases as operating leases upon lease commencement permitted sale recognition, allowing the Company to derecognize the associated obligations. The Company recorded a gain on disposal of land under BTS Arrangements of $0 and $81 for the three and nine months ended September 30, 2026, respectively, and a loss of $127 and $193 for the three and nine months ended September 30, 2025, respectively.

The components of financing obligation associated with BTS Arrangements are summarized as of September 30, 2026, and December 31, 2025, as follows:

	September 30, 2026	December 31, 2025
Beginning, financing obligation under BTS Arrangements	$—	$12,809
Add: Additional proceeds from BTS Arrangements, net of debt issuance costs	2,489	4,970
Less: Deferred closing costs	(41)	(231)
Less: Land considered sold upon commencement	(2,448)	(17,548)
Ending, financing obligation under BTS Arrangements	$—	$—

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

Equity structure prior to IPO and Transactions

The Company historically conducted business through Ultimate Parent and its subsidiaries. Yesway, Inc. was formed to become the holding company of Ultimate Parent and had one class of common stock with par value of $0.01 and 100 shares authorized, issued, and outstanding held by the manager of Ultimate Parent’s Board of Directors. Yesway, Inc. incurred minimal expenses for audit, tax compliance, and bank fees from its inception on April 23, 2021 which were reimbursed by Ultimate Parent through an expense sharing agreement. The outstanding shares were exchanged for one share of Class A common stock at the date of the IPO and Transactions.

Amendment and Restatement of Certificate of Incorporation

On April 21, 2026, Yesway, Inc. filed an Amended and Restated Certificate of Incorporation authorizing 500,000,000 shares of Class A common stock, par value $0.0001, 150,000,000 shares of Class B common stock, par value $0.0001, 10,000,000 shares of preferred stock, par value of $0.0001.

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

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Upon dissolution or liquidation, after full payment of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the remaining funds of the Company available for distribution shall be divided among the holders of all outstanding shares of Class A and Class B common stock such that the holders shall each be entitled to receive par value per share. Shares of Class A and Class B common stock do not have preemptive, subscription, redemption, or conversion rights.

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

At September 30, 2026, there were 31,185,561 shares of Class A common stock issued and outstanding.

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

At September 30, 2026, there were 32,009,185 shares of Class B common stock issued and outstanding.

Preferred stock

The Company’s board of directors is authorized to direct the Company to issue one or more series of preferred stock and may determine with respect to any preferred stock, the powers, rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.

As of September 30, 2026, no series of preferred stock have been issued.

10.	Equity-Based Compensation

2026 Incentive Award Plan

The Company established the 2026 Incentive Award Plan (the “Plan”) which allows the Company’s board of directors (or an authorized committee to which the board delegates such authority) to grant incentive stock options, stock appreciation rights, restricted stock, restricted stock units, or other stock or cash based awards. The initial maximum number of shares that may be issued pursuant to awards under the Plan is 7,331,369 shares, subject to annual increases as provided by the Plan. No more than 73,313,690 shares may be issued pursuant to the exercise of incentive stock options. Shares issued under the Plan may be authorized but unissued shares, shares purchased on the open market, or treasury shares.

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

The Company issued 1,828,000 RSUs with a fair value equal to the fair value of Class A common stock at the time of grant of $21.75 per unit. Total compensation expense for RSUs was $3,420 and $5,962 for the three and nine months ended September 30, 2026, of which $154 and $267 is included in Selling, general, and administrative expenses and $3,266 and $5,695 is included in Salaries and employee benefits in the accompanying Condensed Consolidated Statements of Income, respectively. As of September 30, 2026, the unamortized compensation cost related to RSUs is $33,796 and is expected to be recognized over a weighted-average period of approximately 2.6 years. There were no forfeitures as of September 30, 2026. The following table summarizes the RSU activity for the nine months ended September 30, 2026:

Number of Units
Unvested at December 31, 2025	—
Granted	1,828,000
Vested	—
Forfeited	—
Unvested at September 30, 2026	1,828,000

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

The Company issued 900,000 PSUs with a fair value equal to $17.20 per unit and 900,000 PSUs with a fair value equal to $13.00 per unit. The fair value of the PSUs was calculated with the contractual term of 5 years as the expected term, estimated volatility of 35% based on observed equity volatility for comparable companies, adjusted for the Company's financial leverage, dividends of $0, and a risk- free rate 3.9% based on the U.S. Constant Maturity Treasury Yield commensurate with the term to the end of the derived service period. Total compensation expense for PSUs was $2,917 and $5,083 for the three and nine months ended September 30, 2026, which is included in Salaries and employee benefits in the accompanying Condensed Consolidated Statements of Income. As of September 30, 2026, the unamortized compensation cost related to PSUs is $22,097 and is expected to be recognized over a weighted-average period of approximately 2.1 years. There were no forfeitures as of September 30, 2026. The following table summarizes the PSU activity for the nine months ended September 30, 2026:

Number of Units
Unvested at December 31, 2025	—
Granted	1,800,000
Vested	—
Forfeited	—
Unvested at September 30, 2026	1,800,000

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

11.    Non-controlling Interests

Ultimate Parent

On April 23, 2026, the Company used net proceeds from the IPO to indirectly redeem 16,100,000 LLC Interests from the existing LLC Interest owners. As of September 30, 2026, the Company owned 49.3% of Ultimate Parent.

The following table summarizes the effects of the ownership changes in Ultimate Parent on the Company’s equity:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Net income attributable to Yesway, Inc. and subsidiaries	$10,845	$17,419
Transfers from (to) non-controlling interests:
Increase in additional paid-in capital from reallocation of non-controlling interests	959	989
Change from net income attributable to Yesway, Inc. and subsidiaries and transfers from (to) non-controlling interests	$11,804	$18,408

Sale of RE Energy

As of September 28, 2026, the Company sold its investment in RE Energy of $0 to the non-controlling interest holder for cash and the relief of obligations related to this investment. This eliminated the Company’s non-controlling interest of $1,099 and the Company recorded a gain of $2,309 at Gain on disposal of assets in the accompanying unaudited Condensed Consolidated Statements of Income.

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

Distributions

As a limited liability company (treated as a partnership for income tax purposes), Ultimate Parent does not incur significant federal, state, or local income taxes, as these are primarily the obligations of its members. As authorized by the LLC Agreement, Ultimate Parent is required to distribute cash, to the extent that Ultimate Parent has available cash, on a pro rata basis, to its members to the extent necessary to cover the members’ tax liabilities, if any, with respect to each member’s share of Ultimate Parent taxable earnings. Ultimate Parent makes such tax distributions to its members quarterly, applied to projected year-to-date taxable income, with a final accounting once actual taxable income or loss has been determined. There were no tax distributions made to non-controlling LLC Interest holders during the three and nine months ended September 30, 2026.

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

Diluted earnings per share is computed by adjusting the net income available to the Company and the weighted-average number of shares outstanding to give effect to potentially dilutive securities. The Company calculated diluted earnings per share using the treasury stock method for RSUs and the if-converted method for LLC Interests which are exchangeable at the Company’s election for the Company’s Class A common stock. The Company’s RSUs are considered stock equivalents for this purpose. For the period from April 23, 2026, to September 30, 2026, the reallocation of net income and weighted average shares of Class A common stock attributable to non-controlling interests from the assumed conversion of LLC Interests has been excluded as this was anti-dilutive.

Earnings per share is presented for the period from after the IPO, April 23, 2026, to September 30, 2026. The Company’s current capital structure is not reflective of the capital structure of Ultimate Parent prior to the IPO and the related transactions. Therefore, earnings per share has not been presented for the period of the year prior to the IPO or for the three and nine months ended September 30, 2025.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the periods following the IPO:

(in thousands, except share and per share amounts)	Three Months Ended September 30, 2026	Period from April 23, 2026, to September 30, 2026
Numerator:
Net income	24,795	44,732
Net income attributable to non-controlling interests	13,950	27,313
Net income attributable to Yesway, Inc. - basic	$10,845	$17,419
Net income effect of dilutive securities:
Effect of RSUs on noncontrolling interest	35	63
Effect of conversion of LLC Interests to Class A common stock	10,749	—
Numerator for net income - diluted	$21,629	$17,482

Denominator:
Weighted-average shares of Class A common stock outstanding - basic	31,185,561	31,133,387
Weighted-average effect of dilutive securities:
Effect of RSUs	204,980	191,259
Effect of conversion of LLC Interests to Class A common stock	32,009,185	—
Weighted-average shares of Class A common stock outstanding - diluted	63,399,726	31,324,646

Earnings per share of Class A common stock - basic	$0.35	$0.56
Earnings per share of Class A common stock - diluted	$0.34	$0.56

13.	Tax Receivable Agreement Liability

Amounts payable under the TRA are contingent upon the generation of future taxable income over the term of the TRA and future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then the Company would not be required to make the related payments. During the Transactions in connection with the IPO, the Company indirectly redeemed an aggregate of 15,085,561 LLC Interests,

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

which resulted in an increase in the tax basis of the Company’s investment in Ultimate Parent, subject to the provisions of the TRA. As a result of these redemptions, the Company estimated that the tax savings associated with all tax attributes described above would require us to pay $92,263, primarily over the next 15 years. The Company recorded this liability and a corresponding deferred tax assets in the amount of $41,627.

There have been no additional redemptions of LLC Interests or TRA payments as of September 30, 2026, nor are due within the next 12 months.

14. Fair Value Measurements

The Company follows the provisions of FASB ASC 820 Fair Value Measurement (“ASC 820”), which defines fair value and establishes a hierarchy for inputs used in measuring fair value that maximize the use of observable inputs and minimize the use of unobservable inputs, requiring that inputs that are most observable be used when available. Observable inputs are inputs that market participants operating within the same marketplace as the Company would use in pricing the Company’s assets or liabilities based on independently derived and observable market data. Unobservable input cannot be sourced from a broad active market in which assets or liabilities identical or similar to those of the Company are traded. The Company estimates the price of any assets for which there are only unobservable inputs by using assumptions that market participants that have investments in the same or similar assets would use as determined by the money managers for each investment based on best information available in the circumstances.

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

The following table summarizes the fair value hierarchy of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2026, and December 31, 2025:

	Fair Value Measurement at the end of
	September 30, 2026, and December 31, 2025
	Level 1		Level 2		Level 3
	2026	2025	2026	2025	2026	2025
Description
Cash equivalents
Overnight Investments	$95,810	$28,272	$—	$—	$—	$—
Total Cash equivalents	$95,810	$28,272	$—	$—	$—	$—
Derivatives
Redeemable senior preferred membership interests	$—	$—	$—	$—	$—	$—
Total Derivatives	$—	$—	$—	$—	$—	$—
Total	$95,810	$28,272	$—	$—	$—	$—

Valuation techniques and methodologies

Cash, Accounts receivables, Accounts payable, Accrued expenses and other noncurrent liabilities: The carrying amount approximates fair value due to the short maturity of these instruments.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

Debt: The fair value of the Company’s debt is estimated based on the current rates offered to the Company for debt of the same or similar issues. Based on the variable rate interest (Level 2) in-place, the fair value of the Company’s debt approximated its carrying value on September 30, 2026, and December 31, 2025.

Derivative liability: The probability of near term payoff of the Redeemable Senior Preferred Membership Interests decreased the value of the derivative to $0 as of December 31, 2025. The derivative liability was extinguished on April 23, 2026, when the Redeemable Senior Preferred Membership Interests were fully redeemed. This liability continued to be valued at $0 through the redemption date.

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the derivative liability during the nine months ended September 30, 2026, and the year ended December 31, 2025, were as follows:

Change in fair value of derivative liability

Balance at December 31, 2024	$900
Change in fair value	(900)
Balance at December 31, 2025	$—
Change in fair value	—
Balance at September 30, 2026	$—

There were no transfers between Levels 1, 2, and 3 during the reporting period.

Nonrecurring fair value measurements

The Company also measures certain assets at fair value on a nonrecurring basis, including other investments, goodwill, property and equipment, operating lease right-of-use assets, and finance lease right-of-use assets when impairment indicators are present.

In the third quarter of 2025, the Company decided not to continue with its participation in the patronage program related to its investment in RE Energy. The Company determined the fair value of the investment was $0, which resulted in an impairment charge of $5,260 recorded as Impairment on equity investment in its unaudited Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2025.

The fair value of the goodwill attributable to RE Energy was determined to be $0 and the Company recorded an impairment charge of $1,390 for the three and nine months ended September 30, 2025.

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

The Company was charged $71 and $214 during the three and nine months ended September 30, 2026, respectively, and $70 and $209 during the three and nine months ended September 30, 2025, respectively, by Brookwood for a portion of rent for shared office space, which is included in Selling, general, and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Income.

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

The Company was charged $83 and $106 during the three and nine months ended September 30, 2026, respectively, and $11 and $34 during the three and nine months ended September 30, 2025, respectively, by Brookwood for certain operating expenses incurred on behalf of the Company, which is included in Selling, general, and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Income.

The Company has total outstanding payables to related parties of $153 and $46 as of September 30, 2026, and December 31, 2025, respectively, for rent and accruals.

All amounts Due to and Due from affiliates represent advances to and from the Company. Such amounts are non-interest bearing and are due on demand.

See Note 11. Non-controlling Interests and Note 13. Tax Receivable Agreement Liability for additional related party information.

16. Commitments and contingencies

Purchase commitments

The Company has minimum retail gasoline volume purchase requirements with various unrelated parties. These gallonage requirements are purchased at the fair market value of the product at the time of delivery. Should these gallonage requirements not be achieved, the Company may be liable to pay penalties to the appropriate supplier. As of September 30, 2026, the Company has fulfilled all gallonage commitments. The amounts purchased under these requirements were $531,739 and $1,279,987 for the three and nine months ended September 30, 2026, respectively, and $297,553 and $838,253 for the three and nine months ended September 30, 2025, respectively.

The following provides minimum volume purchase requirements on September 30, 2026 (in thousands of gallons):

Years ending
2026 (remaining period)	81,145
2027	320,470
2028	305,722
2029	305,722
2030	245,722
2031	108,338
Total	1,367,119

Other commitments

The Company contracts with various contractors to build its stores. As of September 30, 2026, the Company had aggregate remaining commitments of $19,126. These contracts are expected to be mostly completed by the end of the fourth quarter 2026.

The Company invested in Intrepid Venture GP, LLC as a Limited Partner in December 2021. This investment is accounted for using the cost method. The investment requires the Company to make capital contributions in cash to the partnership from time to time up to $3,000. As of September 30, 2026, the Company had an investment balance of $1,976 included in Other assets in the accompanying unaudited Condensed Consolidated Balance Sheets and a remaining commitment totaling $1,024.

Environmental liabilities

The United States Environmental Protection Agency and several states have adopted laws and regulations relating to underground storage tanks used for petroleum products. The Company has engaged environmental consultants to continually evaluate and monitor its locations for environmental compliance and potential remediation. If remediation is

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

required, the Company’s consultants assist in developing remediation plans and cost projections, implement remediation actions, and monitor the sites as required. It is reasonably possible that the requirement for and the cost of remediation could change in the near term as a result of (1) changes to the remediation plan as required by federal, state, or local authorities, (2) changes in technology available to treat the sites, (3) unforeseen circumstances at the sites, and (4) differences between projected and actual costs. Where allowable, the Company has filed claims under its property insurance policies and with federal, state, and local agencies for ongoing maintenance and preventive care required by the Company’s insurance carriers. The Company accrues for environmental remediation liabilities when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. Therefore, although the Company believes that these environmental liabilities are adequate, no assurances can be made that any costs incurred in excess of these environmental liabilities or outside of indemnifications or not otherwise covered by insurance would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of September 30, 2026, and December 31, 2025, the Company had an estimated liability of $3,155 and $3,262, respectively, recorded on an undiscounted basis in Other noncurrent liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. Amounts are expected to be paid out over a period that extends beyond one year from September 30, 2026. Environmental remediation and maintenance expense totaled $767 and $2,049 for each of the three and nine months ended September 30, 2026, and $803 and $2,000 for each of the three and nine months ended September 30, 2025, and is included in Selling, general, and administrative expenses in the accompanying unaudited Condensed Consolidated Statements of Income.

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

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

17. Segment reporting

The following table provides the information about the Company’s revenue, significant segment expenses, and other segment items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
Fuel sales	$713,472	$470,500	$1,850,915	$1,311,499
Inside merchandise sales	246,449	236,925	700,231	662,107
Other revenues	9,232	8,460	22,411	20,270
Total revenues	969,153	715,885	2,573,557	1,993,876
Less:
Cost of fuel sales	637,500	407,111	1,619,349	1,138,238
Cost of merchandise sales	159,892	153,549	450,731	431,042
Salaries and employee benefits	52,957	50,645	153,691	149,773
Interchange fees	17,928	13,058	47,320	36,017
Repairs and maintenance	6,514	4,555	16,825	14,662
Facility expense	12,295	10,291	35,552	28,996
Other selling, general, and administrative expenses(a)	23,842	25,397	63,938	67,921
Depreciation, amortization, and accretion	17,257	14,715	49,866	45,922
Equity-based compensation	6,337	—	11,045	—
Gain on disposal of assets	(4,120)	(270)	(3,699)	(2,461)
Interest expense, net	11,363	14,376	35,464	43,426
Income tax expense	2,593	5	8,790	163
Other segment items(b)	—	6,550	—	5,750
Consolidated net income (loss)	$24,795	$15,903	$84,685	$34,427
(a)	Other selling, general, and administrative expenses primarily includes: utilities, insurance, supplies, and other operating expenses.
(b)	Other segment items include change in fair value of derivative liability, goodwill impairment, and other impairment.

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

Income tax expense was $2,593 and $8,790 for the three and nine months ended September 30, 2026, compared to $5 and $163 for the comparable 2025 periods. The increase primarily relates to the Company’s transition to a taxable C corporation following the IPO on April 23, 2026. Prior to the IPO, substantially all income was generated by Ultimate Parent, which is treated as a partnership for U.S. federal income tax purposes and generally was not subject to entity-level income taxes.

The effective tax rate for the three and nine months ended September 30, 2026, was 9.5% and 9.4%, respectively, compared to 0% for the comparable 2025 periods. The 2026 effective tax rates were lower than the U.S. federal statutory rate of 21% primarily because a significant portion of the Company’s earnings is attributable to non-controlling interests that are not subject to tax at Yesway, Inc. The results from the three and nine months ended September 30, 2025, do not reflect

Yesway, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(dollars in thousands, except per share data)

significant income tax expense because prior to the Transactions, the consolidated Ultimate Parent pass-through-entity was not subject to corporate tax.

As of the three and nine months ended September 30, 2026, the Company’s deferred tax assets were primarily the result of net operating loss carryforwards, interest limitation carryforwards, and deductible interest related to the tax receivable agreement. Deferred tax liabilities were primarily the result of the Company’s investment in Ultimate Parent. Certain tax attributes remain subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 as a result of the historical acquisitions.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax may not be realized. As of September 30, 2026, the Company concluded, based on the weight of all available positive and negative evidence, that all but an immaterial amount of its deferred tax assets are more likely than not to be realized. As such, no material valuation allowance was recognized.

The Company regularly monitors its uncertain tax positions, and, as of September 30, 2026, there were no material uncertain tax benefits that, if realized, would affect the estimated annual effective tax rate, nor were there positions for which it is reasonably possible that the total amount of uncertain tax benefits will significantly increase or decrease within the next 12 months.

19. Subsequent Events

Subsequent to September 30, 2026, the Company entered into a new agreement with an existing third-party fuel supplier containing minimum retail gasoline volume purchase requirements. The following provides the revised total minimum volume purchase requirements as of October 1, 2026, (in thousands of gallons):

Years ending
2026 (remaining period)	145,237
2027	576,837
2028	562,090
2029	562,090
2030	373,906
2031	108,338
Total	2,328,498

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

Initial Public Offering and Transactions

In April 2026, we completed our IPO in which we issued and sold 16,100,000 shares of Class A common stock (including 2,100,000 shares sold pursuant to the full exercise of the underwriters option to purchase additional shares) at an offering price of $20.00 per share, resulting in net proceeds of approximately $301,070 thousand after deducting underwriting discounts and commissions. We used the net proceeds to purchase 16,100,000 LLC Interests directly from Ultimate Parent at a price per unit equal to the initial public offering price per share of Class A common stock, less the underwriting discounts and commissions. Ultimate Parent used the net proceeds from the IPO to fully redeem the Redeemable Senior Preferred Membership Interests and make a payment of $10,000 thousand on its Revolving Credit Facility. For a description of organizational transactions entered into in connection with our IPO, please see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Quarterly Report on Form 10-Q for the three months ended June 30, 2026.

Prior to the IPO, including for the periods presented in this Quarterly Report, all of our business operations have been conducted through Ultimate Parent and its subsidiaries.

Following our IPO, as the sole managing member of Ultimate Parent, we operate and control all of the business and affairs of Ultimate Parent and, through Ultimate Parent and its direct and indirect subsidiaries, conduct our business. Yesway, Inc. has a minority economic interest in Ultimate Parent and controls the management of Ultimate Parent as its sole managing member. As a result, in this Quarterly Report and in future periods, Yesway, Inc. consolidates Ultimate Parent and records a non-controlling interest in a consolidated entity in Yesway, Inc.’s consolidated financial statements for the economic interest in Ultimate Parent held by the Continuing Equity Owners.

Factors Affecting the Comparability of Our Results of Operations

New Store Development Initiatives

We believe our flexible real estate strategy will provide an opportunity for further growth by enabling us to introduce either Yesway or Allsup’s stores in new regions depending on the strength of brand recognition in each market. In 2026, we opened four new-to-industry stores and sold twenty-nine open stores and one store previously closed in a prior year.

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

Impact of Dispositions

Our historical results in this Quarterly Report include the performance of 29 operating stores in Iowa and Kansas. Following a strategic evaluation, we determined that these markets are no longer an optimal use of our operational focus and resources primarily due to impending uneconomic capital expenditures required by new regulations in Iowa. We completed the sale of these stores and one additional closed store during September 2026 and, given the immaterial contribution of these locations, do not anticipate meaningful dis-synergies. However, we believe exiting these markets will tighten our operational focus, simplify our supply chains and reinforce our brand presence in our core regions.

Store Count

Store count reflects the number of stores open at the end of the reporting period. The following table represents the roll forward of store count through the third quarter of fiscal 2026:

Stores, beginning of period	448
Opened	4
Sold (1)	(29)
Stores, end of period	423
(1)	Results for the periods above include 29 stores in Iowa and Kansas, which were sold in September 2026. Excluding these 29 locations, our store portfolio as of September 30, 2026, consisted of 423 stores, including 422 convenience stores and one liquor store.

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

Fuel sales less cost of goods sold (exclusive of depreciation and amortization) (“Fuel Gross Profit”) increased 19.8% for the three months ended September 30, 2026, as compared to the same period in 2025, primarily due to an increase in fuel margin cents per gallon (“cpg”) to an average 46.1 cpg for the three months ended September 30, 2026, from 40.3 cpg in the same period in 2025. The increase in the fuel margin cpg contributed 76% of the increase in Fuel Gross Profit, with the remaining 24% attributable to the 7,612 thousand gallon increase in fuel volume.

Fuel Gross Profit increased 33.7% for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to an increase in fuel margin cpg to an average 49.3 cpg for the nine months ended September 30, 2026, from 39.3 cpg in the same period in 2025. The increase in fuel margin cpg contributed 81% of the increase in Fuel Gross Profit, with the remaining 19% attributable to the 28,622 thousand gallon increase in fuel volume.

The increase in fuel margin cpg primarily reflects changes in market supply and demand dynamics, wholesale fuel price levels and volatility, local competition, and the timing lag between changes in wholesale fuel costs and corresponding retail price adjustments, which were influenced by recent geopolitical developments. These factors are highly interrelated and are not separately quantified by us in a manner that permits us to determine with reasonable precision the individual impact of each factor.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except for margins on the basis of cpg)	2026	2025	2026	2025
Fuel Gallons	164,713	157,101	469,334	440,712
Fuel Gross Profit	$75,972	$63,389	$231,565	$173,261
Fuel Margin (cpg)	46.1	40.3	49.3	39.3

Inside Merchandise Profitability

Inside merchandise sales less cost of goods sold (exclusive of depreciation and amortization) (“Inside Merchandise Gross Profit”) increased by 3.8% from $83,376 thousand for the three months ended September 30, 2025, to $86,557 thousand for the three months ended September 30, 2026, primarily due to incremental sales resulting from a higher number of new stores and pricing actions taken during 2026 and late 2025, partially offset by a 7 basis point decrease in inside merchandise margin.

The decrease in inside merchandise margin was primarily due to higher diesel fuel surcharges, which offset the benefit of a 4.4% increase in average selling price per unit from pricing actions taken in 2026 and 2025.

Inside Merchandise Gross Profit increased by 8.0% from $231,065 thousand for the nine months ended September 30, 2025, to $249,499 thousand for the nine months ended September 30, 2026, primarily due to incremental sales resulting from a higher number of new stores and pricing actions taken during 2026 and late 2025, together with a 73 basis point improvement in inside merchandise margin.

The increase in inside merchandise margin for the nine months ended September 30, 2026, was primarily driven by pricing actions taken during 2026 and 2025, as well as shifts in product mix, which increased average selling price per unit by 4.4% and contributed 425 basis points to margin expansion, partially offset by a 3.3% increase in average cost per unit, which reduced margin by 203 basis points for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except for percentages)	2026	2025	2026	2025
Inside Merchandise Sales	$246,449	$236,925	$700,231	$662,107
Inside Merchandise Gross Profit	$86,557	$83,376	$249,499	$231,065
Inside Merchandise Margin	35.1%	35.2%	35.6%	34.9%

Same-Store Comparison

The below table reflects the changes in fuel gallons, Fuel Gross Profit, inside merchandise sales, Inside Merchandise Gross Profit, and total Fuel and Inside Merchandise Gross Profit year-over-year for the same-store base. We define the same-store base for a given period as all owned or leased stores that were open for the entirety of that period in both the current and prior years. This measure highlights the performance of existing stores, while excluding the impact of new store openings and closures as well as acquisitions and divestitures.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Same-Store Year-Over-Year Comparison by Category (1)
Fuel Gallons	1.1%	2.7%	0.9%	0.1%
Fuel Gross Profit	16.4%	3.5%	26.6%	1.2%
Inside Merchandise Sales	1.9%	1.6%	2.4%	1.3%
Inside Merchandise Gross Profit	1.4%	6.3%	4.3%	6.1%
Total Fuel and Inside Merchandise Gross Profit	7.9%	5.1%	13.8%	4.0%
(1)	Same-store calculations for the current quarter and year-to-date periods ended September 30, 2026, exclude Iowa and Kansas locations that ceased operations prior to the end of the third quarter.

Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025

Revenue

Revenue was $969,153 thousand for the three months ended September 30, 2026, an increase of $253,268 thousand, or 35.4%, compared to the three months ended September 30, 2025. This increase was primarily attributable to an increase in fuel sales of $242,972 thousand, or 51.6%, and an increase in inside merchandise sales of $9,524 thousand, or 4.0%. Same-store fuel sales increased $209,928 thousand, primarily attributable to a $1.34, or 44.6%, increase in the average price per gallon of fuel and incremental fuel sales from new stores were $32,337 thousand. The increase in average price per gallon primarily reflected higher fuel prices resulting from increased fuel market volatility associated with recent geopolitical developments. The increase in fuel margin per gallon primarily reflected changes in market supply and demand dynamics, wholesale fuel prices and volatility, local competitive conditions, and the timing of retail price adjustments relative to changes in wholesale fuel costs, including the impact of recent geopolitical developments. These factors are highly interrelated and are not separately quantified by us in a manner that permits us to determine with reasonable precision the individual impact of each factor. Inside merchandise sales increased due to $6,091 thousand of incremental sales from new stores and $4,400 thousand attributable to an increase in same-store sales, partially offset by $968 thousand decrease due to sold and closed stores.

Expenses

Cost of Goods Sold (exclusive of depreciation and amortization)

Cost of goods sold (exclusive of depreciation and amortization) was $797,392 thousand for the three months ended September 30, 2026, an increase of $236,732 thousand, or 42.2%, compared to the three months ended September 30, 2025. This increase was primarily attributable to $230,389 thousand increase in fuel cost of goods sold (exclusive of depreciation and amortization) and $6,344 thousand of higher inside merchandise cost of goods sold (exclusive of depreciation and amortization), primarily resulting from the related increase in sales. The increase in fuel cost of goods sold (exclusive of depreciation and amortization) was driven by a $210,663 thousand increase resulting from a 49.4% increase in the average per-gallon cost of fuel and a $19,727 thousand increase associated with higher fuel gallons sold. The increase in average per gallon cost of fuel primarily reflects changes in market supply and demand dynamics, wholesale fuel price levels, and volatility, which were influenced by recent geopolitical developments.

Salaries and Employee Benefits

Salaries and employee benefits increased by $8,495 thousand, or 16.8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Of this increase, $6,183 thousand was related to equity-based compensation, $1,189 thousand was related to new stores and $750 thousand related to same-stores, partially offset by a decrease of $468 thousand related to sold and closed stores.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $7,432 thousand, or 13.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was primarily driven by an increase in charge card fees of $4,870 thousand related to the increase in sales, a $2,005 thousand increase in facility expenses for new build-to-suit activity, and a $1,958 thousand increase in repairs and maintenance expense primarily due to the implementation of a spare parts management system, partially offset by a $1,172 thousand decrease for IPO related costs incurred and acquisition expenses compared to the three months ended September 30, 2025.

Depreciation, Amortization, and Accretion

Depreciation, amortization, and accretion expense increased by $2,542 thousand, or 17.3%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was due primarily to capital expenditures for new stores.

Gain on Disposal of Assets

Gain on disposal of assets increased by $3,850 thousand for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was due primarily to the sale of the Iowa and Kansas stores and the sale of the Company’s investment in RE Energy.

Interest Expense, Net

Interest expense, net decreased by $3,013 thousand for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease in interest expense, net was primarily due to a reduction in our outstanding borrowings under our Revolving Credit Facility and a reduction in interest rates. See Note 6 in the Notes to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for more information.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0 for the three months ended September 30, 2026, compared to $(100) thousand in the three months ended September 30, 2025. Fair value of $0 was primarily due to timing as the Redeemable Senior Preferred Membership Interests were fully redeemed immediately subsequent to the IPO.

Nine months ended September 30, 2026, Compared to the Nine months ended September 30, 2025

Revenue

Revenue was $2,573,557 thousand for the nine months ended September 30, 2026, an increase of $579,681 thousand, or 29.1%, compared to the nine months ended September 30, 2025. This increase was primarily attributable to an increase in fuel sales of $539,416 thousand, or 41.1%, and an increase in inside merchandise sales of $38,124 thousand, or 5.8%. Same-store fuel sales increased $416,690 thousand, primarily attributable to a $0.96, or 32.5%, increase in the average price per gallon of fuel and incremental fuel sales from new stores were $122,288 thousand. The increase in average price per gallon primarily reflected higher fuel prices resulting from increased fuel market volatility associated with recent geopolitical developments. The increase in fuel margin per gallon primarily reflected changes in market supply and demand dynamics, wholesale fuel prices and volatility, local competitive conditions, and the timing of retail price adjustments relative to changes in wholesale fuel costs, including the impact of recent geopolitical developments. These factors are highly interrelated and are not separately quantified by us in a manner that permits us to determine with reasonable precision the individual impact of each factor. Inside merchandise sales increased due to $25,735 thousand of incremental sales from new stores and $15,139 thousand attributable to an increase in same-store sales, partially offset by $2,736 thousand decrease due to sold and closed stores.

Expenses

Cost of Goods Sold (exclusive of depreciation and amortization)

Cost of goods sold (exclusive of depreciation and amortization) was $2,070,080 thousand for the nine months ended September 30, 2026, an increase of $500,800 thousand, or 31.9%, compared to the nine months ended September 30, 2025. This increase was attributable to a $481,111 thousand increase in fuel cost of goods sold (exclusive of depreciation and amortization) and $19,689 thousand of higher inside merchandise cost of goods sold (exclusive of depreciation and amortization), primarily resulting from the related increase in sales. The increase in fuel cost of goods sold (exclusive of depreciation and amortization) was driven by a $407,187 thousand increase resulting from a 33.6% increase in the average per-gallon cost of fuel and a $73,924 thousand increase associated with higher fuel gallons sold. The increase in average per gallon cost of fuel primarily reflects changes in market supply and demand dynamics, wholesale fuel price levels, and volatility, which were influenced by recent geopolitical developments.

Salaries and Employee Benefits

Salaries and employee benefits increased by $14,696 thousand, or 9.8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Of this increase, $10,778 thousand was related to equity-based compensation and $4,329 thousand was related to new stores, partially offset by a $789 thousand decrease in same-store costs due to better labor scheduling and by $813 thousand related to sold and closed stores. Equity-based compensation only reflects a partial period due to the grants having been issued in conjunction with the IPO. In future periods, equity-based compensation is expected to increase as a result of recognition over a full period.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased by $16,306 thousand, or 11.0%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was primarily driven by a $11,303 thousand increase in credit card fees due to increased sales, and a $6,557 thousand increase in facility expenses for new build-to-suit activity, partially offset by a $1,927 thousand decrease for IPO related costs compared to the nine months ended September 30, 2025.

Depreciation, Amortization, and Accretion

Depreciation, amortization, and accretion expense increased by $3,944 thousand, or 8.6%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was due primarily to capital expenditures for new stores.

Gain on Disposal of Assets

Gain on disposal of assets increased by $1,238 thousand for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was due primarily to the sale of the Iowa and Kansas stores and the sale of the Company’s investment in RE Energy.

Interest Expense, Net

Interest expense, net decreased by $7,962 thousand for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in interest expense, net was primarily due to a reduction in our outstanding borrowings under our Revolving Credit Facility and a reduction in interest rates. See Note 6 in the Notes to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for more information.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0 for the nine months ended September 30, 2026, compared to $(900) thousand in the nine months ended September 30, 2025. Fair value of $0 was primarily due to timing as the Redeemable Senior Preferred Membership Interests were fully redeemed immediately subsequent to the IPO.

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

Adjusted EBITDA

We define Adjusted EBITDA, a non-GAAP measure, as Net income (loss) before Change in fair value of derivative liability, Impairment on equity investment, Interest expense, net, Income tax expense, Depreciation, amortization and accretion, (Gain) loss on disposal of assets, Goodwill impairment, Long-lived asset impairment, Acquisition, financing, and integration costs, and Equity-based compensation. Adjusted EBITDA may not be comparable to similarly titled metrics of other companies due to differences in methods of calculation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2026	2025	2026	2025
Net income (loss)	$24,795	$15,903	$84,685	$34,427
Change in fair value of derivative liability	—	(100)	—	(900)
Impairment on equity investment	—	5,260	—	5,260
Interest expense, net	11,363	14,376	35,464	43,426
Income tax expense	2,593	5	8,790	163
Income from operations	38,751	35,444	128,939	82,376
Depreciation, amortization, and accretion	17,257	14,715	49,866	45,922
Gain on disposal of assets	(4,120)	(270)	(3,699)	(2,461)
Goodwill impairment	—	1,390	—	1,390
Acquisition, financing, and integration costs	1,380	3,627	3,545	7,952
Equity-based compensation	6,337	—	11,045	—
Adjusted EBITDA	$59,605	$54,906	$189,696	$135,179

Adjusted EBITDA increased $4,699 thousand during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the increase in fuel margin cpg and inside merchandise margin from same-store sales and increases in fuel gallons and inside merchandise sales from new stores, partially offset by higher operating expenses primarily attributable to higher interchange fees related to higher revenue.

Adjusted EBITDA increased $54,517 thousand during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the increase in fuel margin cpg and inside merchandise margin increases from same-store sales and increases in fuel gallons and inside merchandise sales from new stores, partially offset by higher operating expenses primarily attributable to higher interchange fees related to higher revenue.

Store Contribution

We define Store Contribution, a non-GAAP measure, as Income (loss) from operations before Depreciation, amortization and accretion, (Gain) loss on disposal of assets, Goodwill impairment, Acquisition, financing, and integration costs, and Equity-based compensation costs, and overhead expenses directly attributed to support staff and corporate offices that, while essential in supporting our store operations, are not directly related to store operations. The excluded overhead expenses include:

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

The following table contains a reconciliation of income from operations to Store Contribution for the three and nine months ended September 30, 2026, and September 30, 2025, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2026	2025	2026	2025
Income from operations	$38,751	$35,444	$128,939	$82,376
Depreciation, amortization, and accretion	17,257	14,715	49,866	45,922
Gain on disposal of assets	(4,120)	(270)	(3,699)	(2,461)
Goodwill impairment	—	1,390	—	1,390
Acquisition, financing, and integration costs	1,380	3,627	3,545	7,952
Overhead expenses:
Salaries and benefits	11,263	10,444	33,151	31,965
Facility expenses	276	280	827	753
Professional services	2,094	2,130	5,555	5,533
Marketing and advertising	907	1,018	2,675	2,795
Computer software and hardware	1,054	611	2,423	1,921
Office supplies	40	22	98	64
Repairs and maintenance	399	184	958	530
Meetings and travel	790	580	2,337	1,346
Insurance	500	249	1,133	706
Other expense	80	73	482	576
Equity-based compensation	6,337	—	11,045	—
Total overhead expenses	23,740	15,591	60,684	46,189
Store Contribution (1)	$77,008	$70,497	$239,335	$181,368
(1)	Store Contribution generated by the 29 stores in Iowa and Kansas was $304 thousand and $932 thousand in the three and nine months ended September 30, 2026, respectively, and $304 thousand and $947 thousand in the three and nine months ended September 30, 2025, respectively.

Store contribution increased by $6,511 thousand during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the increase in fuel margin cpg and inside merchandise margin from same-store sales and increases in fuel gallons and inside merchandise sales from new stores, partially offset by higher operating expenses primarily attributable to higher interchange fees related to higher revenue.

Store contribution increased $57,967 thousand during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the increase in fuel margin cpg and inside merchandise margin increases from same-store sales and increases in fuel gallons and inside merchandise sales from new stores, partially offset by higher operating expenses primarily attributable to higher interchange fees related to higher revenue.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from store operations, financing proceeds, our Revolving Credit Facility, and capital raises. Our primary cash needs are for capital expenditures, working capital, and debt service requirements. As of September 30, 2026, we had an outstanding debt balance of $388,475 thousand under our Term Loan Facility. Our Revolving Credit Facility was paid down to $0 as of September 30, 2026.

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

We believe our cash and cash equivalents position and the $146,973 thousand remaining available on our Revolving Credit Facility as of September 30, 2026, along with our expected net cash to be provided by operating activities and capital raises, will be sufficient to satisfy the working capital needs of our business for at least the next 12 months. If cash provided by operating activities and borrowings under our Revolving Credit Facility are not sufficient or available to meet our capital requirements, then we will be required to obtain additional equity or debt financings in the future. There can be no assurance equity or debt financings will be available to us when we need it or, if available, the terms will be satisfactory to us and not dilutive to our then-current stockholders.

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

Description of Debt Facilities

Total debt, including both the current and long-term portions of our outstanding debt, financing obligations, and finance lease liabilities, net of debt discounts and debt issuance costs, decreased by $51,566 thousand to $607,878 thousand as of September 30, 2026, compared to $659,444 thousand as of December 31, 2025, primarily as a result of a lower outstanding balance on the Revolving Credit Facility following repayments.

As of September 30, 2026, our outstanding debt, financing obligations, and finance lease liabilities, including current maturities, net of debt discounts and debt issuance costs, consisted of:

September 30, 2026
(in thousands)	(unaudited)
Revolving Credit Facility	$—
Term Loan Facility, net of debt discounts and debt issuance costs	382,262
Financing obligations	223,420
Finance lease liabilities	2,196
Total debt, including financing obligations and finance lease liabilities, net of debt discounts and debt issuance costs	$607,878

For more information on our debt facilities, see “Description of Indebtedness” in our Prospectus.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $171,004 thousand during the nine months ended September 30, 2026, increased $67,576 thousand compared to net cash provided by operating activities during the nine months ended September 30, 2025. The increase was primarily due to an increase in net cash provided by same-stores of $48,125 thousand and by new stores of $12,247 thousand primarily driven by higher gross profit, and a decrease in cash paid for interest of $5,730 thousand due to lower principal amounts outstanding and lower interest rates. The increase in cash flows was partially offset by change in working capital of $1,383 thousand. Specifically, there was an increase in accounts receivable of

$7,943 thousand primarily attributable to increased credit card sales and trade inventories of $17,140 thousand primarily due to increased costs of fuel inventory. In addition, there was a decrease in accrued expenses and other current liabilities of $5,229 thousand due to a reduction in acquisition, financing, and integration costs primarily related to the completion of IPO activity and an increase in other current assets of $2,676 thousand due to the timing of reimbursements from landlords for build-to-suit stores whose construction was completed and collections were pending final reconciliations. Construction costs incurred under our build-to-suit program are recorded as other current assets and reflected in operating cash flows because such amounts are expected to be reimbursed by landlords and do not represent investments in Company owned long-lived assets. These decreases in working capital performance were partially offset by an increase of $33,339 thousand attributable to increased accounts payable for fuel.

Net Cash Used In Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026, of $68,613 thousand increased $10,423 thousand compared to net cash used in investing activities during the nine months ended September 30, 2025, primarily due to new stores under construction.

Net Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2026, of $34,411 thousand increased $4,331 thousand compared to net cash used in financing activities during the nine months ended September 30, 2025, primarily attributable to cash paid to fully redeem redeemable senior preferred membership interests of $251,687 thousand, lower net borrowings under the Revolving Credit Facility of $30,000 thousand, and an increase in distributions to members of $14,317 thousand, partially offset by net proceeds from the IPO of $293,667 thousand.

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

Tax Receivable Agreement Liability

As described in Note 2 to our condensed consolidated financial statements included in this Quarterly Report, we are party to the TRA with Ultimate Parent, the Continuing Equity Owners, and the Blocker Shareholders under which we are contractually committed to make cash payments of 85% of the amount of certain income tax benefits that we realize, or in some circumstance are deemed to realize, as a result of TRA covered tax attributes, and certain additional tax benefits (such as interest deductions) arising from payments under the TRA. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income over the term of the TRA to utilize the tax benefits, then we generally would not be required to make the related TRA payments. Therefore, we will only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgement. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including revenue growth, and operating margins, among others. As of September 30, 2026, we recognized $92,263 thousand of liabilities related to our obligations under the TRA, after concluding that it was probable we would have sufficient future taxable income to utilize the related tax benefits generated by all transactions that occurred in connection with the IPO including the overallotment exercise. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we will de-recognize the portion of the liability related to the benefits not expected to be utilized.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from a variety of sources, including changes in interest rates and commodity prices. Our market risk exposures related to interest rates and commodity prices are discussed below.

Interest Rate Risk

We may be subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. For the majority of the debt, interest is calculated at a fixed margin over SOFR; therefore, we are exposed to price risks associated with interest rates. Interest rates on commercial bank borrowings and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. The interest rate associated with our Revolving Credit Facility is 6.15% as of September 30, 2026, a decrease from 7.26% as of September 30, 2025. The interest rate associated with our Term Loan Facility is 7.52% as of September 30, 2026, a decrease from 7.78% as of September 30, 2025.

Although this risk could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would likely face similar circumstances.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Risk Factors” in Yesway, Inc.’s final Prospectus dated April 21, 2026, and filed with the SEC on April 23, 2026. There have been no material changes to our risk factors as previously disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

a)	None
b)	None
c)	During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yesway, Inc.	8-K	001-43243	3.1	4/27/2026
3.2	Amended and Restated Bylaws of Yesway, Inc.	8-K	001-43243	3.2	4/27/2026
4.1	Stock Certificate evidencing the shares of Class A common stock	S-1	333-259699	4.1	9/21/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Yesway, Inc.

By:	/s/ Thomas N. Trkla
Thomas N. Trkla
Chief Executive Officer

Signature	Title	Date

/s/ Thomas N. Trkla	Chief Executive Officer and Director	November 12, 2026
Thomas N. Trkla	(Principal Executive Officer)

/s/ Ericka L. Ayles	Chief Financial Officer	November 12, 2026
Ericka L. Ayles	(Principal Financial Officer and Principal Accounting Officer)